Form 10-Q
period 2013-06-30
CYAN INC
filed 2013-08-13
CIK 1391636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-35904

Cyan, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5862569
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1383 N. McDowell Blvd., Suite 300

Petaluma, California 94954

(Address of Principal Executive Offices including Zip Code)

(707) 735-2300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 9, 2013 was: 46,257,579.

Item 1. Financial Statements

Cyan, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$92,921	$20,221
Accounts receivable, net	23,362	19,200
Inventories	13,035	14,049
Deferred costs	11,050	8,228
Prepaid expenses and other	964	930

Total current assets	141,332	62,628
Property and equipment, net	9,280	6,485
Other assets	54	1,676

Total assets	$150,666	$70,789

Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$16,102	$11,842
Accrued liabilities	4,759	3,636
Accrued compensation	4,413	3,743
Revolving loan	—	7,563
Term loan, current portion	795	—
Deferred revenue	21,107	15,597
Preferred stock warrant liability	—	6,254
Other liabilities	181	74

Total current liabilities	47,357	48,709
Term loan, non-current portion	4,205	5,000
Deferred revenue	2,115	1,820
Deferred rent	220	182

Total liabilities	53,897	55,711
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock issuable in series, $0.0001 par value: no shares authorized, issued or outstanding as of June 30, 2013; 35,031,602 shares authorized; 33,897,005 shares issued and outstanding as of December 31, 2012.	—	98,133
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of June 30, 2013; no shares authorized, issued or outstanding as of December 31, 2012.	—	—
Common stock, $0.0001 par value: 1,000,000,000 and 50,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 46,250,746 and 2,575,220 shares issued and outstanding as of June 30, 2013 and December 31, 2012.	5	—
Additional paid in-capital	201,737	3,514
Accumulated other comprehensive income (loss)	16	(19)
Accumulated deficit	(104,989)	(86,550)

Total stockholders’ equity (deficit)	96,769	(83,055)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$150,666	$70,789

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$31,686	$23,069	$58,005	$37,256
Cost of revenue	17,936	13,456	33,338	21,923

Gross profit	13,750	9,613	24,667	15,333
Operating expenses:
Research and development	8,158	3,864	15,397	7,416
Sales and marketing	10,821	5,607	18,838	10,381
General and administrative	3,095	1,236	5,958	2,146

Total operating expenses	22,074	10,707	40,193	19,943
Loss from operations	(8,324)	(1,094)	(15,526)	(4,610)
Interest expense	(136)	—	(262)	(20)
Other income (expense), net	(607)	(374)	(2,608)	(730)

Total other income (expense), net	(743)	(374)	(2,870)	(750)

Loss before provision before income taxes	(9,067)	(1,468)	(18,396)	(5,360)
Provision for income taxes	21	9	42	17

Net loss	$(9,088)	$(1,477)	$(18,438)	$(5,377)

Basic and diluted net loss per share	$(0.33)	$(0.59)	$(1.22)	$(2.17)

Weighted-average number of shares used in computing basic and diluted net loss per share	27,425	2,512	15,077	2,476

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(9,088)	$(1,477)	$(18,438)	$(5,377)
Other comprehensive income (loss):
Foreign currency translation adjustments	50	(1)	35	4

Other comprehensive income (loss)	50	(1)	35	4

Comprehensive loss	$(9,038)	$(1,478)	$(18,403)	$(5,373)

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June, 30
	2013	2012
Operating activities
Net loss	$(18,438)	$(5,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,226	827
Stock-based compensation	2,902	597
Change in fair value for warrants	2,602	742
Changes in operating assets and liabilities:
Accounts receivable	(4,162)	(7,700)
Inventories	1,014	(2,894)
Deferred costs	(2,822)	(4,640)
Prepaid expenses and other	(34)	(266)
Accounts payable	3,921	7,675
Accrued liabilities	1,347	861
Accrued compensation	670	279
Deferred revenue	5,805	7,806

Net cash used in operating activities	(5,969)	(2,090)

Investing activities
Purchases of property and equipment	(3,072)	(1,391)

Net cash used in investing activities	(3,072)	(1,391)

Financing activities
Proceeds from initial public offering, net of underwriting discount and issuance expenses	88,164	—
Proceeds from issuance of common stock	1,105	51
Repayments of borrowings under notes payable	(7,563)	(45)

Net cash provided by financing activities	81,706	6

Effect of exchange rate changes on cash and cash equivalents	35	4

Net increase (decrease) in cash and cash equivalents	72,700	(3,471)
Cash and cash equivalents at beginning of period	20,221	25,740

Cash and cash equivalents at end of period	$92,921	$22,269

Supplemental disclosures of cash flow information
Cash paid for interest	$256	$20
Noncash Investing and financing activities
Noncash transfer of inventory to property and equipment	$978	$225
Deferred offering costs in accounts payable and accrued liabilities	$689	$—
Property and equipment included in accounts payable	$853	$400
Conversion of convertible preferred stock into common stock	$98,133	$—
Conversion of preferred stock warrant into common stock and common stock warrants	$8,856	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Significant Accounting Policies

Description of the Business — Cyan, Inc. (Cyan, the Company, our or we) was incorporated on October 25, 2006, in the state of Delaware and its principal executive offices are located in Petaluma, California. The Company has pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. The Company’s solutions include high-capacity, multi-layer switching and transport platforms as well as a carrier-grade software-defined networking platform and applications. The Company’s solutions enable its customers to virtualize their networks, accelerate service delivery and increase scalability and performance while reducing costs. The Company designed its solutions to provide a variety of existing and emerging premium applications including business Ethernet, wireless backhaul, broadband backhaul and cloud connectivity. The Company’s customers range from service providers to high-performance data center and large, private network operators.

Initial Public Offering — In May 2013, the Company closed its initial public offering (IPO) whereby 8,899,022 shares of common stock were sold to the public, including 899,022 shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters. The aggregate net proceeds received by the Company from the offering were $87.4 million, net of underwriting discounts and commissions and issuance expenses. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 33,897,005 shares of common stock. In addition, certain warrants to purchase shares of convertible preferred stock were exercised resulting in the issuance of 792,361 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 115,001 shares of common stock.

Basis of Preparation — The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet as of December 31, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 contained in our registration statement on Form S-1.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. Management believes that the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of our balance sheet as of June 30, 2013, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and our cash flows for the six months ended June 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2013, as compared to the critical accounting policies described in our registration statement on Form S-1.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. For the Company, these estimates include, but are not limited to, allowances for doubtful accounts, excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets, the valuation of options, common and redeemable convertible preferred stock and related warrants, warranty costs and contingencies. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Credit Risk and Concentrations — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash equivalents consist of money market funds that are invested through financial institutions in the United States. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents and investments.

Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. The Company performs ongoing credit evaluations of its customers and does not require collateral from its customers to secure accounts receivable. Accounts receivable are derived from sales to customers located primarily in the United States.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances, including evaluations of its customers’ financial condition. Additionally, based on its historical write-offs and collections experience, the Company records an additional allowance based on a percentage of outstanding receivables. These valuations require significant judgment and are based on a variety of factors, including, but not limited to, current economic trends, payment history and financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company had no allowance for doubtful accounts recorded as of December 31, 2012 and $0.7 million allowance for doubtful accounts recorded as of June 30, 2013.

The Company depends on its contract manufacturer for its finished goods inventory. The Company operates under a manufacturing services agreement with its contract manufacturer pursuant to which the Company is to provide a rolling quarterly forecast indicating the Company’s monthly production requirements. While the Company seeks to maintain sufficient inventory on hand, the Company’s business and results of operations could be adversely affected by a stoppage or delay in receiving such products, the receipt of defective parts, an increase in the price of such products, or the Company’s inability to obtain lower prices from its contract manufacturer and suppliers in response to competitive pressures.

Inventories — Inventories consisting of finished goods purchased from the contract manufacturer and are stated at the lower of cost or market value, with cost being determined using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company regularly monitors inventory quantities on hand and on order and records write-downs as a component of cost of revenue for excess and obsolete inventories based on the Company’s estimate of the demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Revenue Recognition — Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Customer purchase orders, along with master purchase contracts, where applicable, are generally used to determine the existence of an arrangement.

•	Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

•

The price is fixed or determinable. The Company assesses whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•

Collectability is reasonably assured. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

The Company derives revenue primarily from the sales of its hardware and software products. Shipping charges billed to customers are included in revenue.

From time to time, the Company offers customers sales incentives, including discounts. Revenue is recorded net of these amounts.

Customer payment terms are generally net 30 days. The Company generally does not offer extended payment terms.

In general, the Company’s products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. In certain cases, the Company’s products are sold along with services, which include installation, training, remote network monitoring services, post-sales software support, software-as-a-service (SaaS) based subscriptions, and/or extended warranty services. Post-sales software support includes rights, on a when-and-if-available basis, to receive unspecified software product upgrades to embedded software or the Company’s management software; maintenance releases; and patches released during the term of the support contract. This type of transaction is considered a multiple-element arrangement. When accounting for multiple-element arrangements, GAAP requires the Company to allocate revenue to individual elements using vendor-specific objective evidence (VSOE), third-party evidence (TPE), or its best estimated selling price (BESP) of deliverables if VSOE or TPE cannot be determined.

Multiple-element arrangements can include any combination of products and services. When allocating consideration, the Company will first do so on the basis of the deliverables’ relative selling prices, without regard to any contingent consideration, and then subsequently determine whether the revenue that may be recognized is limited based on the amount of non-contingent revenue. To the extent that the stated contractual prices agree to the Company’s estimated selling price on a standalone basis, the allocation of the consideration is based on stated contractual prices. However, if the stated contractual price for any deliverable is outside a narrow range of the estimated selling price on a standalone basis, the allocation is adjusted using the “relative-selling-price method.” Because the individual products and services meet the criteria for separate units of accounting, the Company will recognize revenue for each element upon delivery of the element.

In most instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the Company infrequently selling each element separately, not pricing elements within a narrow range, or only having a limited sales history. When

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

VSOE cannot be established, the Company attempts to establish the selling price of each element based upon TPE by evaluating the pricing of similar and interchangeable competitor products or services in standalone arrangements. However, as the Company’s products contain a significant element of proprietary technology and offer substantially different features and functionality from competitors, the Company has not been able to obtain comparable pricing information with respect to competitors’ products. Therefore, the Company has not been able to obtain reliable evidence of TPE.

When the Company is unable to establish a selling price using VSOE or TPE, the Company uses BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the element were sold on a standalone basis. BESP is primarily used for all elements for which the Company has historically not been able to establish VSOE or TPE.

The Company determines BESP for an element by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers, and pricing practices. The determination of BESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy. The Company regularly reviews VSOE, TPE, and BESP and has a process for the establishment and updating of these estimates.

Post-sales software support revenue and extended warranty services revenue are deferred and recognized ratably over the period during which the services are to be performed. Installation and training service revenues are recognized upon delivery or completion of performance. These service arrangements are typically short-term in nature and are largely completed shortly after delivery of the product.

The Company also delivers software-defined networking software to customers most frequently on a term license basis, with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of related revenues, the Company occasionally licenses software to customers on a perpetual basis with on-going support and maintenance services. License revenue is recognized in accordance with software industry specific guidance. The Company has not established VSOE for support and maintenance related to term or perpetual licenses. As a result, the Company recognizes license, support and maintenance revenue ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the contracted support and maintenance period.

In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. The Company’s arrangements generally do not include any provisions for cancellation, termination or refunds that would materially impact revenue recognition.

The Company enters into arrangements with certain of its customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (RUS) to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and the title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, the Company does not recognize revenue until it has received formal acceptance from the customer and all other revenue recognition criteria have been met.

When the Company’s products have been delivered but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the related product costs are also deferred and included in deferred costs in the accompanying consolidated balance sheets.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warranties — The Company offers limited warranties for its hardware products for periods of one to eight years. The Company recognizes estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of installed units, historical and anticipated rates of warranty claims and the cost per claim.

Additionally, the Company offers separately priced extended warranty contracts for coverage beyond the standard warranty period. The Company expenses all warranty costs as incurred related to such extended warranty contracts.

Income Taxes — The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statement of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts more-likely-than-not expected to be realized.

As part of the process of preparing the consolidated financial statements, the Company is required to estimate income tax expense and uncertain tax positions in each of the tax jurisdictions in which the Company operates. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. The Company relies on estimates and assumptions in preparing its income tax provision.

The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities. The Company recognizes the tax benefit of an uncertain tax position only if it is more-likely-than-not that the position is sustainable upon examination by the taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision.

Stock – Based Compensation —The Company measures and recognizes stock-based compensation expense in the financial statements for all share-based payment awards made to employees and directors based on the estimated fair values on the date of grant using the Black- Scholes option-pricing model.

The Company’s determination of the fair value of a share based payment award on the date of grant using the Black-Scholes option pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

2. Fair Value Disclosure

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The Company categorizes its financial instruments into a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Hierarchical levels that are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2:	Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3:	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Cash Equivalents

Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2012 and June 30, 2013 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.

Preferred Stock Warrant Liabilities

Previously, the Company estimated the fair value of preferred stock warrants at the respective balance sheet dates using the Black-Scholes option-pricing model based on the market value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free rates, expected dividends and the expected volatility of the price of the underlying redeemable convertible preferred stock. Because this model includes significant unobservable inputs, preferred stock warrant liabilities are classified within Level 3 of the valuation hierarchy.

The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value (in thousands) as of:

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets:
Money Market Funds	$4,544	$—	$—	$4,544
Liabilities:
Preferred stock warrants	$—	$—	$6,254	$6,254
June 30, 2013
Assets:
Money Market Funds	$79,536	$—	$—	$79,536

The company performed the final re-measurement of the convertible preferred stock warrant in connection with the completion of its IPO in May 2013 at which time the warrants remaining outstanding became exercisable for common stock, and reclassified the warrant from other current liabilities to additional paid-in capital.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the six months ended June 30, 2013.

3. Balance Sheet Components

Cash and Cash equivalents

Cash and cash equivalents consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Cash	$13,385	$15,677
Money market funds	79,536	4,544

Total cash and cash equivalents	$92,921	$20,221

Inventory

Inventories consisted of finished goods purchased from the contract manufacturer and are stated at the lower of cost (on a first-in, first-out basis) or market value. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$1,943	$557
Finished goods	11,092	13,492

Total Inventory	$13,035	$14,049

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Lab equipment and tooling	$12,413	$8,991
Software	616	567
Leasehold improvements	991	876
Furniture and fixtures	736	413
Computer equipment	833	719

	15,589	11,566
Less accumulated depreciation and amortization	(6,309)	(5,081)

Property and equipment, net	$9,280	$6,485

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2013 and 2012, depreciation and amortization expense on property and equipment was $0.7 million and $0.4 million, respectively. For the six months ended June 30, 2013 and 2012, depreciation and amortization expense on property and equipment was $1.2 million and $0.8 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Inventory-in-transit	$241	$323
Warranty reserve (1)	1,784	1,266
Professional fees	1,742	921
Sales and use taxes	645	627
Other	347	499

Total accrued liabilities	$4,759	$3,636

(1)	Activity related to warranties is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$1,334	$833	$1,266	$783
Charge to cost of sales	794	292	1,127	488
Costs incurred	(344)	(146)	(609)	(292)

Closing balance	$1,784	$979	$1,784	$979

4. Debt

Loan and Security Agreement

On December 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). The agreement provided for a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. As of December 31, 2012 and June 30, 2013, the Company had drawn down $5.0 million and $5.0 million as term loans and $7.6 million and zero as revolving loans, respectively.

Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of both December 31, 2012 and June 30, 2013). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. Thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.

Interest on the revolving loans and the term loans is due and payable monthly in arrears. Revolving loans may be borrowed, repaid and reborrowed until December 21, 2014, when all outstanding amounts must be repaid. Principal on each term loan advance is payable in 36 equal monthly installments beginning 12 months after the date on which such term loan advance is made. Prepayments of the term loan facility prior to its termination dates will be subject to early termination fees, subject to certain exceptions. There is no commitment fee associated with the revolving loan.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is obligated to pay customary fees for a loan facility of this size and type. The Company’s obligations under the loan facility are secured by a security interest on substantially all of its assets, excluding the Company’s intellectual property and certain other assets. Additionally, the Company’s future domestic subsidiaries, if any, may be required to become co-borrowers or guarantors under the loan facility.

The Loan and Security Agreement contains customary affirmative and negative covenants limiting the Company’s ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a minimum adjusted quick ratio financial covenant which is the ratio of its unrestricted cash and net billed accounts receivable to its current liabilities minus the current portion of deferred revenue.

The Loan and Security Agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, investor abandonment, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, SVB may declare all or a portion of the Company’s outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the agreement. During the existence of an event of default, interest on the obligations could be increased by 5.0%.

As of December 31, 2012 and June 30, 2013, the Company was in compliance with all covenants.

The estimated principal payments of the term loan over the next four years are as follows (in thousands):

Year ending December 31:
2013	$—
2014	1,604
2015	1,666
2016	1,730

$5,000

5. Commitments and Contingencies

Facility Lease and Related Party Transaction

In April 2007, the Company entered into a six-year lease agreement for office premises in Petaluma, California. This agreement has scheduled expiration dates of May 2015 and October 2018, providing the Company a total of 22,780 square feet.

In relation to this lease agreement, an executive officer, who is a member of the Company’s board of directors and a greater than 5% stockholder of the Company, owns approximately 40% of the limited liability company from which the Company is leasing this building. As of December 31 2012 and June 30, 2013, no amounts were included in accounts payable or accrued expenses under this agreement.

As of both December 31, 2012 and June 30, 2013, total deferred rent was $0.3 million. For the three months ended June 30, 2013 and 2012, rent expense was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2013 and 2012, rent expense was $0.4 million and $0.2 million, respectively.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future minimum annual obligations under non-cancellable lease agreements as of June 30, 2013, are approximately as follows (in thousands):

Year ending December 31:
2013	$425
2014	875
2015	562
2016	214
2017	178
Thereafter	145

Total	$2,399

Contingencies

From time to time in the normal course of business, the Company is subject to various legal matters. There were no such matters as of the date of this report.

Guarantees

The Company from time to time enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors, and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their relationship with the Company; (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product infringes a patent, copyright, or other intellectual property right; and (iv) procurement or license agreements, under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s consolidated balance sheet.

Contract Manufacturer

As of December 31 2012 and June 30, 2013, the Company has commitments to its contract manufacturer of $6.6 million and $10.8 million, respectively. Should the Company be required to pay under this guarantee, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under the guarantee.

6. Redeemable Convertible Preferred Stock and Warrants

Upon the closing of the IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Convertible Preferred Stock Warrants

On various dates throughout 2007, 2008 and 2009, the Company issued warrants to purchase 12,806 shares of Company’s Series A Preferred Stock and 102,195 shares of Company’s Series B Preferred Stock at an exercise price of $1.29 and $2.45 per share respectively. These warrants were exercisable on various dates throughout 2013, 2014 and 2015.

Upon closing of the IPO, 894,596 warrants to purchase convertible preferred stock were net exercised resulting in the issuance of 792,361 shares of common stock and 115,001 warrants to purchase convertible preferred stock were converted into warrants to purchase common stock at the original exercise price per share. At June 30, 2013, there were warrants to purchase an aggregate of 115,001 shares of common stock outstanding.

Prior to the closing of the IPO, the Company re-measured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrant was classified within current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of other income (expenses), net in the consolidated statements of operations.

Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to stockholders’ equity and the Company will no longer record any mark-to-market changes in the fair value of the remaining outstanding common stock warrants. The Company performed the final re-measurement of the warrant in connection with the completion of the IPO in May 2013 and recorded an expense of $0.6 million arising from the revaluation during the three months ended June 30, 2013.

The fair value of the outstanding preferred stock warrants was determined using the Black-Scholes-Merton option-pricing model. The fair value of the preferred stock warrant was estimated using the following assumptions for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected term (years)	0.48 - 3.16	1.39 - 4.0	0.48 - 3.24	1.39 - 4.24
Volatility	55%	55%	55%	55%
Risk-free interest rate	0.22 - 0.68%	0.33 - 0.72%	0.22 - 0.68%	0.33 - 0.72%
Dividend yield	—	—	—	—

The change in the fair value of the convertible preferred stock warrant liability during the periods presented was summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Opening balance	$8,252	$1,262	$6,254	$900
Increase in Fair Value	604	380	2,602	742
Reclassification of warrant to additional paid-in capital	(8,856)	—	(8,856)	—

Closing balance	$—	$1,642	$—	$1,642

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Common Stock

Initial Public Offering

In May 2013, the Company completed its initial public offering of its common stock to the public whereby 8,899,022 shares of common stock were sold by the Company, including 899,022 shares of common stock issued upon the partial exercise of the overallotment option granted to the underwriters. The public offering price of the shares sold in the offering was $11.00 per share.

The total gross proceeds from the offering to the Company were $97.9 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $87.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 33,897,005 shares of common stock. As of June 30, 2013, we had 46,250,746 common shares issued and outstanding.

Change in Authorized Stock

In March 2013, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation that became effective in connection with the completion of the IPO. Upon completion of the IPO, the authorized common stock was 1,000,000,000 shares and authorized undesignated preferred stock was 20,000,000 shares.

Employee Stock Options

In March 2013, the Company’s board of directors and stockholders approved the 2013 Equity Incentive Plan. A total of 3,600,000 shares of common stock were initially reserved for future issuance under the 2013 Equity Incentive Plan plus any shares of common stock reserved for issuance under the 2006 Stock Plan at the time of completion of the initial public offering and any shares of common stock which are forfeited, cancelled or terminated (other than by exercise) under the Company’s 2006 Stock Plan, up to an aggregate of 11,400,000 shares rolled over from the 2006 Stock Plan.

A summary of the activity and changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2012	1,242,353	10,212,760	$2.49	8.4	59,456
Options reserved	4,600,000	—	—
Options granted	(2,779,242)	2,779,242	9.47
Options exercised	—	(87,138)	1.45
Options forfeited	469,319	(469,319)	4.03

Balance at June 30, 2013	3,532,430	12,435,545	$4.00	8.3	80,244

Options vested and expected to vest - June 30, 2013		10,727,454	$3.89	8.2	$70,413

Options exercisable - June 30, 2013		4,463,563	$1.79	6.8	$38,598

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of options granted to employees during the year ended December 31, 2012, and the three and six month ended June 30, 2013 was approximately $13.3 million, $7.6 million and $14.8 million, respectively. The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected term (years)	6.08	6.08	6.08	6.08
Volatility	54%	55%	54 – 55%	55%
Risk-free interest rate	0.7 – 1.42%	0.76 – 0.89%	0.7 – 1.42%	0.76 – 1.02%
Dividend yield	—	—	—	—

The expected term of stock options was estimated based on the simplified method that takes into consideration the vesting and contractual terms. Volatility is estimated based on the average of the historical volatilities of the common stock of the Company’s peer group in the industry in which the Company does business, with characteristics similar to those of the Company. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero, as it does not issue dividends.

The estimated forfeiture rate is based on an analysis of actual forfeitures and will continue to be evaluated based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Further, to the extent the Company’s actual forfeiture rate is different from this estimate, stock- based compensation is adjusted accordingly.

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$31	$8	$60	$16
Research and development	511	116	911	221
Sales and marketing	560	113	873	203
General and administrative	738	108	1,058	157

Total employee stock-based compensation	$1,840	$345	$2,902	$597

The weighted-average fair value per share of options granted was $2.15, $5.32 and $1.49 for the year ended December 31, 2012, and for the six months ended June 30, 2013 and 2012, respectively. At December 31, 2012 and June 30, 2013, the total unamortized stock-based compensation expense of approximately $11.7 million and $20.7 million, respectively, is to be recognized over the stock options’ remaining vesting term of approximately 3.22 years and 3.05 years, respectively.

8. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(9,088)	$(1,477)	$(18,438)	$(5,377)

Weighted-average shares used to compute basic and diluted net loss per share	27,425	2,512	15,077	2,476

Basic and diluted net loss per share	$(0.33)	$(0.59)	$(1.22)	$(2.17)

The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Redeemable convertible preferred stock	—	33,897	—	33,897
Employee stock options	12,436	7,093	12,436	7,093
Convertible preferred stock warrants	—	1,010	—	1,010
Common stock warrants	115	—	115	—

	12,551	42,000	12,551	42,000

9. Income Taxes

The Company’s provision for income taxes is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate for the three and six months ended June 30, 2013, and three and six months ended June 30, 2012, was less than one percent primarily as a result of the estimated tax losses for those fiscal periods for which no benefit is recorded due to the full valuation allowance recorded against the Company’s net deferred tax assets. The Company’s tax expense relates to state minimum taxes and foreign income taxes associated with the Company’s non-US operations.

As of June 30, 2013, based on the available objective evidence, management believes it is not more likely than not that the tax benefits of the US losses incurred during the six months ended June 30, 2013, will be realized by December 31, 2013. Accordingly, the Company did not record a tax benefit from the US losses incurred during the six months ended June 30, 2013.

The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and permanent differences for stock based compensation.

10. Employee Benefit Plan

The Company provides a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. There were no employer contributions under this plan for the year ended December 31, 2012, or the six months ended June 30, 2013.

Cyan, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Concentration

Customers with an accounts receivable balance of 10% or greater of the total accounts receivable and customers with net revenue of 10% or greater of the total revenue are as follows:

	December 31,	June 30,	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2013	2012	2013	2012
	Percentage of Accounts Receivable	Percentage of Accounts Receivable	Percentage of Revenue	Percentage of Revenue	Percentage of Revenue	Percentage of Revenue
Customer A	22%	27%	37%	56%	42%	50%
Customer B	*	12%	12%	*	*	*
Customer C	*	*	11%	*	11%	*

*	Represents less than 10%

12. Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reporting segment.

Substantially all of the revenue and assets were attributable to U.S. operations as of December 31, 2012 and June 30, 2013.

13. Subsequent Events

On July 2, 2013, the Company entered into a commercial building lease agreement. The ten year lease agreement, estimated to commence on or about June 1, 2014, provides for the lease by the Company of approximately 20,005 square feet of additional space in Petaluma, California, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month, and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. The Company has an option to extend the term of the lease for an additional five year period.

In relation to this lease agreement, an executive officer, who is also a member of the Company’s board of directors and a greater than 5% stockholder of the Company, owns approximately 40% of the limited liability company from which the Company is leasing this building. The lease transaction was pre-approved by the Company’s audit committee in accordance with the Company’s Related Parties Transactions Policy.

On July 24, 2013 the Company settled the previously disclosed litigation involving a former employee. The settlement cost was recorded as a charge in the quarter ended June 30, 2013 and was not material to the Company’s results of operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. The information in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include statements related to: our business and strategy, changes in market conditions and trends affecting our business and financial results, management’s plans, beliefs and objectives for future operations, international expansion plans, direct and indirect sales plans and strategies, growth of our revenue, operating costs and expenses (including sales and marketing expenses), research and development, gross margins and profitability, the effect of fluctuations in exchange rates, our effective tax rate and our liquidity and capital requirements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “could,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in this Form 10-Q in the section titled “Risk Factors.” We disclaim any obligation to publicly release any revisions or updates to the forward-looking statements after the date of this Form 10-Q.

Overview

We have pioneered innovative carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. Our solutions include high-capacity, multi-layer switching and transport platforms as well as a carrier-grade software-defined networking platform and related applications. We designed our Z-Series platforms to support the multiple technologies used in regional and metro networks, including both Ethernet-based and optical services. In December 2012, we introduced our Blue Planet platform, a carrier-grade software-defined networking solution purpose-built to address network operator requirements. Blue Planet is the latest implementation of our network virtualization and management software that we first introduced in 2009 to work in combination with our high-capacity, multi-layer switching and transport platforms. Customers may choose to deploy Blue Planet either on a standalone basis or integrated with our Z-Series platforms. Our solutions enable network operators to virtualize their networks, accelerate service delivery and increase scalability and performance, while reducing costs.

We were founded in October 2006 to simplify network operations and to accelerate innovation through a centralized, open, multi-vendor, software orchestration model. We launched our first Z-Series platform in September 2009. In April 2010, we launched CyMS, one of the first multi-layer network management solutions. In December 2012, we launched Blue Planet. To date, sales of our Z-Series platforms have accounted for substantially all of our revenue. Standalone sales of Blue Planet have accounted for an immaterial amount of our revenue and are expected to increase only modestly as a portion of our revenue in the near term. However, we expect that the portion of our revenue derived from standalone sales of Blue Planet will increase over the longer term.

Our customers range from service providers to high-performance data center and large, private network operators. Our solutions have been deployed primarily across North America, as well as in Asia and Europe.

Historically, our revenue has been derived primarily from customers located in the United States. For the three and six months ended June 30, 2013 and 2012, our largest customer was Windstream Corporation, which accounted for approximately 37%, 42%, 56% and 50% of our revenue, respectively. Windstream has publically indicated its intention to reduce its overall capital expenditures in 2013. Accordingly, we expect our revenue derived from sales to Windstream to decline in future periods. We also expect our revenue derived from sales to Windstream to decline as a percentage of our revenue in future periods as we expand our customer base both in the United States and internationally.

In addition, approximately 9%, 19% and 14% of our revenue for the year ended December 31, 2012, and the three and six months ended June 30, 2013, respectively, was attributable to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future, especially given the current U.S. federal government fiscal issues. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Revenue from customers located outside of the United States was approximately 5%, 5% and 3% of our revenue for the year ended December 31, 2012, and the three and six months ended June 30, 2013, respectively. We expect the percentage of our revenue derived from international sales to increase modestly in the near term and more significantly in the longer term.

Our customers have historically purchased our solutions using a pay-as-you-grow approach that begins with a targeted product purchase to address specific services or portions of their networks and expands over time to additional product purchases as they experience the benefits of our solutions. The sales cycle for a new customer deployment, from the time of prospect qualification to the completion of the first sale, may span multiple quarters. Typically, after we have completed an initial customer deployment, we experience much shorter sales cycles.

We have historically employed a direct sales model. During 2012, we began to transition to a mixed sales channel approach, complementing our direct sales force with a channel distribution strategy, particularly in international markets. We expect to generate a substantial portion of our international sales through this network of channel partners in future periods.

We intend to continue to invest in our sales force, field operations and support capacity, deepen our engagement with our current channel partners and establish relationships with new channel partners to target our existing core markets. We also intend to target additional customer verticals, including large data center networks, governments, cable MSOs and enterprises that build and operate large, private networks.

We outsource the manufacturing of our Z-Series platforms. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and ongoing expenses required to establish and maintain manufacturing operations. Our Z-Series platforms leverage industry standard components, and we work closely with our contract manufacturer and key suppliers to manage the procurement, quality and cost of these components. We seek to maintain an optimal level of finished goods inventory to meet our forecasted sales and unanticipated shifts in sales volume and mix.

We believe that our technological advantages will continue to support our growth and demand for our solutions. However, our business may be affected by future challenging economic conditions, decreased availability of capital for network infrastructure projects, as well as whether the market for Blue Planet develops. In addition, capital spending in our industry is cyclical and sporadic, can change on short notice and can fluctuate in response to outside factors such as the availability of government stimulus assistance. As a result, changes in spending behavior in any given quarter or during any economic downturn can reduce our revenue. Spending on network construction, maintenance, expansion and upgrades is also affected by seasonality, delays in the purchasing cycles and reductions in budgets of network operators. Finally, we may face direct and indirect risks as a result of our planned international expansion, including expenses of doing business in multiple jurisdictions, differing regulatory environments, foreign currency fluctuations and varying collection practices.

In May 2013, the Company closed its initial public offering (IPO) whereby 8,899,022 shares of common stock were sold to the public, including 899,022 shares of common stock issued pursuant to the partial exercise of the overallotment option granted to the underwriters. The aggregate net proceeds received by the Company from the offering were $87.4 million, net of underwriting discounts and issuance expenses. Upon the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 33,897,005 shares of common stock. In addition, certain warrants to purchase shares of convertible preferred stock were exercised resulting in the issuance of 792,361 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 115,001 shares of common stock.

How We Generate Revenue

We generate revenue primarily from the sales of our Z-Series platforms, subscriptions and licenses to our Blue Planet software-defined networking solutions and various professional service fees.

Cyan Z-Series

Our Z-Series hardware is a family of high-capacity, multi-layer switching and transport platforms. Each Z-Series platform is comprised of a chassis that supports a variety of interchangeable Z-Series line cards to provide a wide range of network applications. Our customers make an initial purchase of chassis and line cards to address their particular network deployment needs, then typically make subsequent purchases of line cards and/or larger chassis as the capacity and service needs of their networks evolve. The majority of our revenue is generated from sales of our Z-Series platforms. We generally recognize product revenue at the time of shipment provided that all other revenue recognition criteria have been met.

Cyan Blue Planet

In December 2012, we expanded our network virtualization and management software offerings with the commercial launch of Blue Planet. Blue Planet is the latest implementation of the network virtualization and management software that we first introduced in 2009 to work in combination with our Z-Series platforms. Blue Planet is available to customers regardless of whether they have deployed our Z-Series platforms in their networks. Customers may purchase Blue Planet using standard configurations to address common network needs or may customize their implementations by pairing the Blue Planet orchestration layer with their own selection of applications and element adapters. We offer Blue Planet on a variety of license models. Where we license Blue Planet on a software-as-a-service, or SaaS, subscription basis deployed from the cloud, we invoice Blue Planet SaaS customers for the entire contract amount at the start of the subscription term, which will lead to the majority of these invoiced amounts being treated as deferred revenue that will be recognized ratably over the term. Where we license Blue Planet on a perpetual license basis bundled with maintenance and support, and until we have established vendor-specific objective evidence, or VSOE, of the maintenance and support element of the arrangement, we will invoice Blue Planet license customers for the entire contract amount at the start of the license term, which will lead to the majority of these invoiced amounts being treated as deferred revenue that will be recognized ratably over the term. Given its recent introduction, Blue Planet revenue has been immaterial to date.

CyNOC Professional Services

Our CyNOC offering is a network operations center service through which we monitor, and, in some cases, manage our customers’ multi-vendor networks. Additionally, a number of our customers which maintain their own internal NOC leverage our services as a backup NOC. These services are typically sold to our customers for a one-year term at the time of the initial product sale and renewed on an annual basis thereafter.

Maintenance, Support and Training Services

We offer Cyan PRO professional services, including our CySupport and CyService offerings, to provide a variety of customer service products and support through our technical support engineers as well as through our growing network of authorized and certified channel partners. These services are sold to our customers at the time of the initial product sale, typically for one-year terms that customers may choose to renew for successive annual or multi-year periods.

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $17.4 million and $23.2 million as of December 31, 2012, and June 30, 2013, respectively. The majority of our deferred revenue consists of amounts related to sales of our Z-Series platforms, and relates primarily to shipped and billed hardware awaiting customer acceptance. The remainder consists of subscription and support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Over the longer term, we expect that the proportion of our deferred revenue relating to subscriptions under our SaaS model for Blue Planet will increase relative to Z-Series related deferred revenue. In most cases, we expect to invoice our customers for the entire contract amount at the start of the annual term of the Blue Planet subscription, which will lead to the majority of these invoiced amounts being treated as deferred revenue and recognized ratably over the term of the subscription.

Components of Operating Results

Revenue

Our revenue has grown rapidly since our inception, increasing from $23.5 million in the year ended December 31, 2010 to $40.4 million in the year ended December 31, 2011, and to $95.9 million in the year ended December 31, 2012. Revenue grew by 56% in the six months ended June 30, 2013 to $58.0 million from $37.3 million in the six months ended June 30, 2012. We believe that our revenue growth is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.

Costs of Revenue

Cost of revenue primarily consists of manufacturing costs of our products payable to our contract manufacturer. Our cost of revenue also includes third-party manufacturing and supply chain logistics costs, provisions for excess and obsolete inventory, warranty, hosting costs, certain allocated costs for facilities, depreciation and other expenses associated with logistics and quality control. Additionally, it includes salaries, benefits and stock-based compensation for personnel directly involved with manufacturing, installation, maintenance and support services and the provision of Blue Planet.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors. In the near term, we generally expect gross margin to increase modestly as a result of our continued efforts and those of our contract manufacturer to manage our supply chain and raw materials pricing and scale efficiencies in our production model, as well as shifts in product mix from line cards that are more focused on pure optical transport to line cards with packet handling capabilities. In the longer term, we expect that the market adoption of Blue Planet, and the resulting increase in Blue Planet revenue as a percentage of our revenue, will contribute to increases in gross margin. From time to time, however, we may experience lower gross margin in any particular period as a result of large initial deployments. These deployments typically include a significant proportion of lower-margin Z-Series chassis. As our customers expand their networks after large initial deployments, they typically purchase additional higher-margin line cards.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. As of June 30, 2013, we had 274 employees in research and development, sales and marketing, and general and administrative, representing an increase of 78% from 154 employees as of June 30, 2012. The increase in employees is the most significant driver behind the increase in costs and operating expenses for the three and six months ended June 30, 2013 compared to the comparable prior year periods. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Stock Based Compensation

Stock-based compensation expense was $1.8 million and $0.3 million in the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $0.6 million in the six months ended June 30, 2013 and 2012, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$31	$8	$60	$16
Research and development	511	116	911	221
Sales and marketing	560	113	873	203
General and administrative	738	108	1,058	157

Total stock-based compensation	$1,840	$345	$2,902	$597

Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value of our preferred stock warrant liability offset in part by interest income. Prior to the closing of the IPO, we re-measured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrants was classified within current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of other income (expenses), net in the consolidated statements of operations.

Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to equity and we will no longer record any mark-to-market changes in the fair value of the remaining outstanding common stock warrants. We performed the final re-measurement of the warrant in May 2013 in connection with completion of the IPO and recorded an expense of $0.6 million arising from the revaluation during the three months ended June 30, 2013.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our condensed consolidated financial statements could be adversely affected.

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, inventory, warranty and stock-based compensation. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our registration statement on Form S-1 for a more complete discussion of our critical accounting policies and estimates including revenue recognition, inventory, warranty and stock-based compensation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2013, compared to those discussed in our registration statement on Form S-1.

Results of Operations

Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue	$31,686	$23,069	$58,005	$37,256

Revenue increased by $8.6 million or 37%, and $20.7 million or 56%, for the three and six months ended June 30, 2013 from the three and six months ended June 30, 2012.

This increase was attributable to increased unit shipments of our Z-Series platforms. We believe that an improving economy, continued growth in bandwidth demand and increased acceptance of our software-defined networking technology and our high-capacity, multi-layer switching and transport platforms, as an alternative to router-based architecture, contributed to our revenue growth.

Approximately 5% and 3% of our revenue for the three and six months ended June 30, 2013 was attributable to customers located outside the United States. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

To drive and support this growing demand and increase in our revenue, we increased our sales and marketing headcount by 66%, from 73 at June 30, 2012 to 121 at June 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Cost of revenue	$17,936	$13,456	$33,338	$21,923
Gross profit	$13,750	$9,613	$24,667	$15,333

Gross margin	43.4%	41.7%	42.5%	41.2%

Cost of revenue increased by $4.5 million or 33%, and $11.4 million or 52%, for the three and six months ended June 30, 2013 from the three and six months ended June 30, 2012 corresponding to the increased revenue.

Gross profit increased by $4.1 million and $9.3 million for the three and six months ended June 30, 2013 from the three and six months ended June 30, 2012.

Gross margin increased by 1.7%, from 41.7% to 43.4%, for the three months ended June 30, 2013 compared to the prior year period, and by 1.3%, from 41.2% to 42.5%, for the comparable six month period. The increase in gross margin in the three and six months ended June 30, 2013 as compared to the prior year periods was attributable to a shift in product mix as well as component and materials cost reductions. We expect our gross margin to generally continue to improve as a result of continued increases in sales of higher margin products, the addition of software revenue to our revenue stream and ongoing component and materials cost reductions, but that they may fluctuate modestly from quarter to quarter depending primarily on the product mix sold.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Research and development	$8,158	$3,864	$15,397	$7,416
Percent of total revenue	25.7%	16.7%	26.5%	19.9%

Research and development expense increased by $4.3 million, or 111%, from the three months ended June 30, 2012 to the three months ended June 30, 2013, primarily due to an increase in personnel-related costs of $2.9 million (including a $0.4 million increase in stock-based compensation) resulting from an increase in headcount of 58, or 82%, primarily to support continued investment in Blue Planet and our Z-Series platforms. Additional components of the increase include an increase in consulting and outside services of $0.7 million, an increase in expensed prototypes and supplies of $0.4 million to support our product development efforts and an increase of $0.1 million in depreciation as a result of current and prior acquisitions of property and equipment.

Research and development expense increased by $8.0 million, or 108%, from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily due to an increase in personnel-related costs of $5.5 million (including a $0.7 million increase in stock-based compensation), an increase in consulting and outside services of $1.2 million, an increase in expensed prototypes and supplies of $0.7 million to support our product development efforts and an increase of $0.3 million in depreciation as a result of current and prior acquisitions of property and equipment.

We expect our research and development expenses to increase in dollar amount as we continue to invest in personnel and engineering projects to expand our product portfolio. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$10,821	$5,607	$18,838	$10,381
Percent of total revenue	34.1%	24.3%	32.5%	27.9%

Sales and marketing expense increased by $5.2 million, or 93%, from the three months ended June 30, 2012 to the three months ended June 30, 2013, primarily due to an increase of $2.9 million (including a $0.4 million increase in stock-based compensation) in personnel-related expenses due to the expansion of our sales force. To drive and support increasing revenue, we increased our sales and marketing headcount by 48 from June 30, 2012 to June 30, 2013, representing an increase of 66%. We also experienced increase reserve for doubtful accounts of $0.7 million, increases in travel and related expenses of $0.5 million, marketing and advertising of $0.4 million and consulting and outside services of $0.3 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Sales and marketing expense increased by $8.5 million, or 82%, from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily due to an increase of $5.1 million (including a $0.7 million increase in stock-based compensation) in personnel-related expenses due to the expansion of our sales force. We also experienced increases in travel and related expenses of $0.9 million, increased reserve for doubtful accounts of $0.7 million, marketing and advertising of $0.5 million and consulting and outside services of $0.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

We expect our sales and marketing expenses to increase in dollar amount as we continue to invest in sales and marketing personnel and activities, particularly in international markets. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$3,095	$1,236	$5,958	$2,146
Percent of total revenue	9.8%	5.4%	10.3%	5.8%

General and administrative expense increased by $1.9 million, or 150%, from the three months ended June 30, 2012 to the three months ended June 30, 2013, primarily due to an increase in headcount of 14, which resulted in increased personnel-related expenses of $1.4 million (including a $0.6 million increase in stock-based compensation) due to the hiring of additional executive and other administrative employees to support our growth. Additional components of the increase included increases in accounting related expenses and legal costs of $0.3 million.

General and administrative expense increased by $3.8 million, or 178%, from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily due to increased personnel-related expenses of $2.3 million (including a $0.9 million increase in stock-based compensation) and increases in accounting related expenses, legal costs and consulting expenses of $1.0 million.

We expect our general and administrative expenses to increase modestly in dollar amount as we continue to build our infrastructure to support our expanded activities and public company reporting responsibilities. We expect these expenses to decrease over time as a percent of revenue from the level experienced in the second quarter of 2013.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest expense	$136	$0	$262	$20

Interest expense for the three and six months ended June 30, 2012 related to our notes payable, which matured and were fully repaid in the first quarter of 2012. Interest expense for the three and six months ended June 30, 2013 related to obligations under our revolving loans and term loans, which were entered into during December 2012. As of December 31, 2012 and June 30, 2013, the Company had drawn down $5.0 million and $5.0 million as term loans and $7.6 million and zero as revolving loans, respectively.

Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest Income	$5	$7	$7	$14
Preferred stock warrant liabilities	(604)	(380)	(2,602)	(742)
Foreign currency	(6)	(2)	(12)	(3)
Other	(2)	1	(1)	1

Other Income (expense), net	$(607)	$(374)	$(2,608)	$(730)

Other income (expense), net changed from an expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2012 to an expense of $0.6 million and $2.6 million for the three and six months ended June 30, 2013, primarily due to an increase in the quarterly change in fair value of the preferred stock warrants of $0.2 million and $1.9 million. This change was due to the increase in the underlying valuation of our capital stock. Upon completion of the IPO in May 2013, the preferred stock warrant liability was re-classed to additional paid-in capital.

Liquidity and Capital Resources

We had cash and cash equivalents of $92.9 million at June 30, 2013. Cash and cash equivalents consist of cash and money market funds. We did not have any short-term or long-term investments at June 30, 2013.

From our inception through our initial public offering in May 2013, we financed our operations and capital expenditures primarily through private sales of redeemable convertible preferred stock for aggregate net proceeds of $98.1 million, as well as through a commercial credit facility and capital leases. In May 2013 we completed our initial public offering, generating net proceeds of $87.4 million.

We borrowed approximately $6.0 million under a commercial lender growth capital credit facility and various other promissory note agreements to finance hardware and software product development from 2008 to 2009. These borrowings were repaid at various dates through January 2012.

On December 21, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. As of March 31, 2013, we had drawn down $5.0 million as term loans and $7.6 million as revolving loans under the agreement. During the quarter ended June 30, 2013 we repaid the entire $7.6 million outstanding under the revolving loan element of the facility. Loans drawn under the Loan and Security Agreement will be used for working capital and general corporate purposes.

Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of June 30, 2013). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. On the date following such 12 month period and thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.

We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents, together with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next 12 months.

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,	Six Months Ended June 30,
	2013	2012
Net cash used in operations	$(5,969)	$(2,090)
Net cash used in investing activities	(3,072)	(1,391)
Net cash provided by financing activities	81,706	6
Effect of exchange rates on cash	35	4

Net increase (decrease) in cash and cash equivalents	$72,700	$(3,471)

Operating Activities

We used cash in operations of $6.0 million for the six months ended June 30, 2013, primarily as a result of a net loss of $18.4 million which was partially offset by $6.7 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. In addition, we experienced increases in a majority of our working capital accounts, primarily due to significant increases in our operations as a result of growth in the business. Accounts receivable increased by $4.2 million, primarily due to the significant increase in shipments and billings. This was offset by an increase in deferred revenue of $5.8 million, partially offset by an increase in deferred costs of $2.8 million related to such deferred revenue. The increases in deferred costs and deferred revenue primarily relates to shipped and billed hardware awaiting formal acceptance from customers with contracts under federal broadband stimulus programs. In addition, accounts payable and accrued liabilities increased approximately $5.3 million, primarily as a result of significant inventory purchases and timing of payments of invoices from our contract manufacturer. Additionally, accrued compensation increased by $0.7 million as we increased total headcount.

We used cash in operations of $2.1 million for the six months ended June 30, 2012, primarily as a result of a net loss of $5.4 million which was offset by $2.2 million in non-cash depreciation, amortization, stock-based compensation and revaluation of warrants. In addition, we experienced increases in a majority of our working capital accounts primarily due to significant increases in our operations as a result of growth in the business. Accounts receivable increased by $7.7 million and deferred costs increased by $4.7 million. These increases were more than offset by increases in accounts payable and accrued liabilities of $8.5 million and deferred revenue of $7.8 million.

Investing Activities

We used $3.1 million and $1.4 million in cash for investing activities in the six months ended June 30, 2013 and 2012, respectively, primarily related to the purchase of lab equipment, tooling and computer hardware to support our growth.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013, was $81.7 million. In May 2013, the Company completed its initial public offering which generated aggregate net proceeds of $88.2 million, net of underwriting discounts and commissions and offering costs. This was partially offset by repayment of $7.6 million outstanding under our revolving loan facility. Additionally, the Company received $1.1 million proceeds from the exercise of stock options and preferred stock warrants during the six months ended June 30, 2013.

Future Capital Requirements

We believe that our existing cash and cash equivalents, together with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next 12 months. To the extent that our cash, cash equivalents and operating cash flows are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of indebtedness, we may be subject to additional contractual restrictions on our business. We cannot assure you that we will be able to raise additional funds on favorable terms, or at all.

Guaranties, Warranties and Indemnifications

We generally offer hardware warranties on our products for one to eight years based on a tiered structure as determined by the type of customer. In accordance with the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC 450-20, Loss Contingencies, we record an accrual when we believe it is estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenue and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.

From time to time, we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to (i) certain real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) certain agreements with our officers, directors, and employees, under which we be required to indemnify such persons for liabilities arising out of their relationship with us; (iii) contracts under which we may be required to indemnify customers against third-party claims that our product infringes a patent, copyright, or other intellectual property right; and (iv) procurement or license agreements, under which we may be required to indemnify licensors or vendors for certain claims that may be brought against us arising from our acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been required to make any payments under these obligations, and no liabilities have been recorded for these obligations in our consolidated balance sheets.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements as defined in Item 303 of SEC Regulation S-K and we do not have any holdings in variable interest entities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate, inflation and foreign currency risks. We also are exposed to risks relating to changes in the general economic conditions that affect our business. To reduce certain of these risks, we monitor the financial condition of our customers and manage our contract manufacturer and suppliers. In addition, our investment strategy has been to invest in cash and cash equivalents. To date, we have not used derivative instruments to mitigate any market risk exposures. We have not used, nor do we intend to use, derivatives for trading or speculative purposes. We do not believe that these risks have been material to date.

We are exposed to market risk related to changes in interest rates. Our investments are considered cash equivalents and primarily consist of money market funds. As of June 30, 2013, we had cash and cash equivalents of $92.9 million. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. In addition, as of June 30, 2013, we had drawn down $5.0 million as term loans and zero as revolving loans under our Loan and Security Agreement with SVB. Due to the short-term nature of our investment portfolio and our outstanding loan amounts, we believe that only dramatic fluctuations in interest rates would have a material effect on us. As a result, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. However, if our costs, in particular salaries and manufacturing costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

Historically, as our operations and sales, including all of our manufacturing, have been primarily in the United States, we have not faced any significant foreign currency risk. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion efforts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (Evaluation Date).

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities. We are not presently a party to any litigation.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, before making a decision to invest in our common stock. If any of the risks actually occurs, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We were incorporated in 2006, and began selling our solutions and generating revenue in 2009. Our limited operating history makes financial forecasting and evaluation of our business difficult. Moreover, we compete in markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. We have experienced rapid growth since our inception, and we continue to increase the breadth and scope of our solutions and, correspondingly, the breadth and scope of our operations. For example, in December 2012, we released for general availability our Blue Planet carrier-grade software-defined networking platform. We have limited historical data and have had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories. As a result, it is difficult to forecast our future revenue growth, if any, and to plan our operating expenses appropriately, which in turn makes it difficult to predict our future operating results. In the course of our development efforts, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions, services and enhancements. If we are not successful, we could experience lower sales, which would harm our business, operating results and financial condition.

Our business depends on the capital spending patterns and financial capabilities of our service provider customers, and any decrease or delay in their capital spending may adversely affect our business and operating results.

Our revenue to date has been derived primarily from our service provider customers. Demand for our solutions depends on the amount and timing of capital spending by these customers as they construct, expand and upgrade their networks. The global economic downturn and uncertainty has contributed to a slowdown in spending in many industries, including by telecommunications service providers. In response to any future challenging economic conditions and decreased availability of capital, spending for network infrastructure projects could be further delayed or cancelled. In addition, capital spending is cyclical in our industry and sporadic among individual service providers, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until near the end of a given quarter. Further, infrastructure improvements may be further delayed or prevented by a variety of factors, including cost, regulatory obstacles, consolidation in the industry, lack of consumer demand and alternative technologies for service delivery. Any reductions in capital expenditures by service providers could adversely affect our operating results and future growth.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue as a result of our customers’ spending patterns. We generally expect an increase in business activity as we approach December, as some of our customers accelerate spending to use remaining capital budget dollars. Similarly, we generally expect a decrease in business activity in our first quarter, as some of our customers finalize their spending budgets and project initiatives become clarified. In addition, from time to time, customers may place large orders that may significantly affect sequential trends. Furthermore, we may experience lower gross margin in a particular period as a result of large initial deployments by our customers since these deployments typically include a significant proportion of lower margin Z-Series chassis. As a consequence of this seasonality and the effect of large customer purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate.

We currently generate the majority of our revenue from a concentrated base of customers, including Windstream Corporation. Since Windstream has publicly indicated its intent to reduce its overall capital expenditures in 2013, unless we can substantially expand our sales to other existing or new customers, we will not be able to grow our revenue.

Windstream Corporation, or Windstream, accounted for approximately 37%, 42%, 56% and 50% of our revenue for the three and six months ended June 30, 2013 and 2012, respectively. Windstream has publicly indicated its intention to reduce its overall capital expenditures in 2013. Accordingly, we expect our sales to Windstream to decline in future periods. Nonetheless, we anticipate that a large portion of our revenue will continue to depend on sales to Windstream. In addition, given the episodic nature of capital expenditures associated with network deployments, we may derive a substantial amount of our revenue from a limited number of customers in future periods. As a result, unless we can substantially expand our sales to other existing or new customers, we will not be able to grow our revenue.

As a consequence of our customer concentration and the frequently concentrated nature of our customers’ purchases, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to predict. Sales of our solutions to our customers, including Windstream, are made pursuant to purchase orders, and not pursuant to long-term, committed-volume purchase contracts. As a result, we cannot assure you that we will be able to sustain or increase sales to any current or future customer from period to period, or that we will be able to offset the discontinuation of concentrated purchases by these customers with purchases by new or existing customers. The loss of, or a significant delay or reduction in purchases by, any of our significant customers could adversely affect our business and operating results.

We currently generate the majority of our revenue from the sale of our Z-Series platforms and therefore a decrease in purchases of these platforms would adversely affect our revenue and our operating results.

Historically, our Z-Series platforms have accounted for substantially all of our revenue, and we expect to continue to derive a significant portion of our revenue from sales of these platforms in the near term. As a result, our future growth and financial performance will depend heavily on our ability to continue to sell existing, and to develop and sell enhanced, versions of our Z-Series platforms, both to existing and new customers. If current market demand for these products diminishes, or we fail to deliver product enhancements, new releases or new products that customers want, overall demand for our solutions and related services would decrease, and our operating results would be harmed.

If the software-defined networking market does not develop as we anticipate, and if we are unable to increase market awareness of our company and our solutions within that market, demand for our solutions may not grow, and our future results would be adversely affected.

Fundamental to our solution is our software-defined networking approach that enables an array of third-party applications to manage and control underlying network infrastructure. As a result, our success will depend to a significant extent on potential customers recognizing the benefits of our solutions over legacy systems and products, and the willingness of service providers, high- performance data centers and other network operators to increase their use of software-defined networking solutions in their networks. The market for SDNs is at an early stage with a small installed base and limited market adoption, and it is difficult to predict important trends, including the potential growth, if any, of this market.

If the market for software-defined networking solutions does not evolve in the way we anticipate or if customers do not recognize the benefits of our solutions, we likely would not be able to increase sales of our hardware and software solutions. In such event, our revenue would not grow, or would decline, and our operating results would be harmed. To date, some network operators have been reluctant to switch to SDNs because they have invested substantial resources to maintain and integrate legacy solutions into their networks. These network operators may continue allocating their network budgets to the maintenance and upgrading of their legacy systems and products and therefore not adopt our SDN solutions in addition to or as a replacement for these legacy systems and products.

Even if the market for SDN solutions develops as we anticipate, market awareness of our SDN solutions will be essential to our continued growth. We cannot assure you that network operators will accept the value proposition that we believe our solutions provide. If we are not successful in creating market awareness of our company and our full suite of SDN solutions, our business, financial condition and operating results would be adversely affected.

We recently launched a new software-defined networking platform, Blue Planet, and if this or other new solutions we develop face challenges for market acceptance, our revenue and operating results would be adversely affected.

We released Blue Planet in December 2012. Currently, our Blue Planet offering has an unproven revenue model and has accounted for an immaterial amount of our revenue. If network operators do not perceive the benefits of Blue Planet, the market for Blue Planet may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. The widespread acceptance of Blue Planet will require not only the recognition and adoption of software- defined networking as a whole over legacy systems and products, but also the deployment of Blue Planet as a standard solution for our current and potential customers to manage their SDNs. We also face the risk of having a limited time to market in order to establish Blue Planet over any alternative solutions or technologies that network operators utilize for SDNs and other network management. In addition, we have limited experience in pricing Blue Planet separately from our Z-Series platforms, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customers’ acceptance of Blue Planet. Even if the initial development and commercial introduction of Blue Planet is successful, we cannot assure you that it will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term. If Blue Planet does not gain market acceptance at a sufficient rate of growth, our business and operating results would be adversely affected.

We operate in highly competitive markets, and competitive pressures from existing and new companies may adversely affect our business, operating results and market share.

The markets in which we operate are highly competitive and characterized by rapidly changing customer needs and evolving industry standards. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products or enhance existing products. Our business will be adversely affected if we are unable to compete effectively to meet the demand for existing products as well as innovate to bring new products and solutions to market.

We compete either directly or indirectly with large networking and optical companies, such as Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., Fujitsu Limited, Huawei Technologies Co. Limited and Juniper Networks, Inc., and specialized technology providers that offer solutions that address a portion of the issues that we address. In addition, we seek to replace legacy network control tools and processes that network operators have either already purchased or internally developed, and potential customers may be reluctant to adopt a solution that replaces or changes existing systems and processes in which they have made significant investments. In the future, in selling Blue Planet we may also compete with companies that are focused on providing virtualization software solutions for other end-markets as they may try to adapt their solutions to meet the needs of network operators or compete with networking companies that develop or acquire SDN solutions. Some of our competitors have made, or may make, acquisitions of businesses that may allow them to offer solutions that are more directly competitive and comprehensive than those they currently offer.

We expect competition and competitive pressure, from both new and existing competitors, to increase in the future. Additionally, many of our competitors have greater name recognition, longer operating histories, well-established relationships with customers or channel partners in our markets and substantially greater financial, technical, personnel and other resources than we have. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, competitors with substantially larger installed customer bases may leverage their relationships and incorporate functionality into their existing products in a manner that may discourage customers from purchasing our solutions. These larger competitors may also have more diversified businesses that allow them to better withstand significant reductions in capital spending by customers. Moreover, potential customers may also prefer to purchase from their existing providers rather than a new provider, regardless of product performance or features, because our solutions may require additional investment of time and funds to install the solutions and to train operations personnel. In addition, some of our competitors may offer substantial discounts, rebates or financing to win new or retain existing customers, or may bundle different products and services together in a package to their customers where they include products and services that directly compete with our solutions at very low prices or even for free. If we are unable to win customers, or if we are forced to reduce prices in order to secure customers, our business and operating results may be adversely affected.

Our business and operations have experienced rapid growth in recent periods, and if we are unable to effectively manage this growth and expansion, or if our business does not continue to grow as we expect, including with respect to our recruitment of qualified personnel, our operating results may suffer.

We have experienced rapid growth and have significantly expanded our operations since inception, which has placed a strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage our growth effectively.

We believe that our future success will depend in large part upon our ability to identify, attract and retain highly qualified and skilled personnel, particularly engineers and sales personnel. Our employee headcount has increased from 39 as of December 31, 2008 to 283 as of June 30, 2013, and we currently plan to substantially increase our headcount during the remainder of 2013, particularly in our research and development and sales and marketing organizations. To do so, we seek to identify and attract the highly skilled personnel we believe are essential to our success. Competition for skilled personnel is intense, particularly for those specializing in network and software engineering and sales, and those located in the San Francisco Bay Area. In addition, our headquarters location in Petaluma, in the northern part of the San Francisco Bay Area, may make it more difficult to attract qualified personnel that live in other parts of the Bay Area. We must continue to expand our sales force, including hiring additional sales managers, to grow our customer base and increase our sales. However, we cannot be certain that we will be successful in attracting qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. In addition, newly hired sales personnel do not typically become productive for a significant period following their initial hiring, resulting in increased near-term costs relative to their respective sales contributions.

Our ability to manage our operations and growth will further require us to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. If we fail to efficiently expand our sales force, engineering, operations, IT or financial systems, or otherwise manage our growth, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing products and services, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls in the short term by reducing expenses. Moreover, if we fail to scale our operations successfully, our business and operating results could be adversely affected.

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability.

Since our inception, we have incurred net losses in each quarterly and annual period and, as of June 30, 2013, we had an accumulated deficit of $105.0 million. Although our revenue has grown rapidly in recent periods, our revenue growth is likely to slow and our revenue may decline in future periods as a result of a number of factors, including uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. Accordingly, you should not rely on our revenue growth in any prior quarterly or annual period as an indicator of our future performance. In addition, we anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to expend substantial financial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure, additional headcount and general administration. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. To the extent that our existing cash, cash equivalents and operating cash flows, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. Additionally, we cannot assure you that we will be able to raise additional funds on favorable terms, or at all. If we are unable to maintain adequate revenue growth, improve our gross margin or manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Our revenue, gross margin and other operating results may fluctuate significantly and be unpredictable, which makes our future operating results difficult to predict and could cause the trading price of our common stock to decline.

Our revenue and operating results may fluctuate from period to period due to a variety of factors, many of which are outside of our control, which makes it difficult for us to predict our future operating results. For example, the timing and size of sales of our Z-Series platforms and other solutions have been highly variable and difficult to predict, leading to uncertainty and limiting our ability to accurately forecast revenue and resulting in significant fluctuations in revenue from period to period. This variability has been compounded by our customer concentration and the frequently concentrated nature of our customers’ purchases, which are made pursuant to purchase orders and not pursuant to long-term committed-volume purchase contracts. In addition to, or as elaborated in, other risks listed in this Risk Factors section, factors that may affect our operating results include:

•	the timing of orders from our customers and channel partners;

•	fluctuations in demand for our solutions;

•	the capital spending patterns of network operators and any decrease or delay in capital spending by network operators due to economic, regulatory or other reasons;

•	the inherent complexity, seasonality, length and associated unpredictability of our sales cycles for our solutions;

•	changing market conditions, including network operator consolidation;

•	changes in the competitive dynamics of our markets, new market entrants and any related discounting, bundling or financing of products or services;

•	our ability to expand our international sales and marketing operations;

•	our ability to control costs such as the costs of the components for our Z-Series platforms;

•	the ability of our contract manufacturer and component suppliers to timely meet our manufacturing and supply needs at acceptable prices, or at all;

•	the timing and execution of product transitions, new product introductions or product upgrades by us or our competitors;

•

our ability to timely and effectively develop, introduce and gain market acceptance for new solutions, products, technologies and services, such as Blue Planet, and anticipate future market demands that meet our customers’ requirements;

•	our ability to successfully expand the Z-Series, Blue Planet and professional service solutions we sell to existing customers;

•

the interoperability of our solutions with service providers’ networks, and technical challenges in network operators’ overall networks, unrelated to our solutions, which could delay adoption and installation of our solutions;

•	decisions by potential customers to purchase alternative products and services from other providers and their willingness to deploy our solutions;

•	any decision by us to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to build and manage our channel partner and distribution networks, and the effectiveness of any changes we make to our distribution model; and

•	general economic conditions, both domestically and abroad.

Any one of the factors above or the cumulative effect of the factors above may result in significant fluctuations in our operating results from period to period. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet such expectations for these or any other reasons, the market price of our common stock could fall substantially and we could face costly lawsuits, including securities class action litigation.

We operate in a rapidly evolving market and if we are unable to develop and introduce new solutions or make enhancements to existing solutions that successfully respond to emerging technological trends and achieve market acceptance, our revenue and growth prospects would likely be adversely affected.

Our market is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent introductions of new products and services. Our future success will depend significantly on our ability to effectively anticipate and timely adapt to such changes, and to develop and offer, on a timely and cost-effective basis, hardware and software solutions with features that meet changing customer demands, technology trends and industry standards. Our solutions have been developed to rely upon open standards for integration and functionality with legacy networks and third-party vendor network equipment and applications, and we cannot assure you that these standards will continue to receive market acceptance. Additionally, such open standard design could make it easier for competitors to more quickly and inexpensively develop and offer their own products and services based on the same technology. If our competitors introduce new products and services that compete with ours, we may be required to reposition our solutions or introduce new solutions in response to such competitive pressure. If we fail to develop new products or product enhancements, or our customers or potential customers do not perceive our solutions to have compelling advantages, our business, revenue and growth prospects would be adversely affected.

We intend to continue making significant investments in further developing our Blue Planet and Z-Series platforms and enhancing the functionality of our existing solutions. Developing our solutions is expensive, complex and involves uncertainties. We intend to continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not have sufficient resources to successfully manage these hardware and software development cycles, and these investments may take several years to generate positive returns, if ever.

The future growth of our business depends, in significant part, on increasing our international sales, and even if we are successful in expanding internationally, our business will be susceptible to risks associated with international operations.

We currently generate substantially all of our sales from customers in the United States, and only in 2012 begun marketing, selling and supporting our solutions internationally, primarily through channel partners. We have limited experience managing the sales, support and administrative aspects of a worldwide operation. The future growth of our business depends, in significant part, on increasing our international sales. We may not be successful in our efforts to expand our international operations, including as a result of not being able to increase or maintain international market demand for our solutions, and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully grow internationally could limit the future growth of our business and, consequently, affect our business, operating results and financial condition.

In the course of expanding our international operations and operating overseas, we will be subject to a variety of risks, directly and indirectly through our channel partners, including:

•	longer than expected sales cycles;

•	international trade costs and restrictions, including trade laws, tariffs, export quotas, custom duties or other trade restrictions, affecting our sales;

•

treatment of revenue from international sources and changes to tax codes, including being subject to foreign tax laws and responsibility for paying withholding income or other taxes in foreign jurisdictions;

•

compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy, data protection, communications and Internet laws and regulations, and the risks and costs of non-compliance;

•

compliance with U.S. laws and regulations applicable to foreign operations, including the Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory limitations on our ability to sell our solutions in certain foreign markets, and the risks and costs of non-compliance; challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, compensation and benefits and compliance programs;

•	difficulties in and the potentially high costs of staffing foreign operations;

•	difficulties in enforcing contracts, longer accounts receivable payment cycles and the potential corresponding adverse impact on our days sales outstanding;

•	the imperative to upgrade our solutions to meet more stringent performance criteria or adapt our solutions to meet the standards of one or more other countries;

•	the risk of change in political or economic conditions for foreign countries, and the potential for political unrest, acts of terrorism, hostilities or war;

•	localization of products and services, including translation into foreign languages and associated expenses;

•	differing laws and business practices, which may favor local competitors;

•	foreign currency fluctuations and controls; and

•	limited or unfavorable intellectual property protection in foreign jurisdictions.

Each of these risks could have an adverse effect on our overall business, operating results and financial condition.

We engage channel partners to promote, sell, install and support our solutions internationally, and we intend to rapidly expand our international channel partner network. Any failure to effectively develop and manage this distribution channel could adversely affect our business, operating results and market share.

We engage channel partners who provide sales and support services for our solutions, and we are relying on the rapid expansion of our channel partner network to pursue our international expansion efforts. If we do not properly train our channel partners to sell, install and service our solutions, or if a new channel partner is not able to execute on our sales strategy, our business, financial condition and operating results may suffer. The loss of a key channel partner or the failure of a channel partner to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. Our use of channel partners and other third-party support partners, and the associated risks, are likely to increase as we seek to expand our international sales. Generally, our channel partners do not have long-term contractual commitments or exclusivity to us. We also compete with other network systems providers for our channel partners’ business as many of our channel partners market competing products. If a channel partner promotes a competitor’s products to the detriment of our solutions or otherwise fails to market our solutions effectively, we would lose market share.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable investment of time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our operating results to fluctuate significantly.

Our sales process entails planning discussions with prospective customers, analyzing their existing networks and identifying how these potential customers can leverage our solutions within their networks. The sales cycle for a new customer deployment, from the time of prospect qualification to the completion of the first sale, may span multiple quarters. The sales cycles with larger carriers and potential customers in international markets can be even longer. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales of our solutions. If we invest substantial resources pursuing unsuccessful sales opportunities, our business, operating results and financial condition would be harmed. In addition, purchases by network operators of our solutions are subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter, or at all, we may not achieve our revenue expectations.

We do not have long-term, committed-volume purchase contracts with our customers for our Z-Series platforms, and therefore have no guarantee of future revenue from any customer, which may cause our operating results to be adversely affected.

Sales of our Z-Series platforms are made pursuant to purchase orders, and we have not entered into long-term, committed-volume purchase contracts with our customers, including our largest customer, Windstream. As a result, any of our customers may cease to purchase our hardware solutions at any time. In addition, our customers may attempt to renegotiate their terms of purchase, including price and quantity, or may delay or cancel already submitted purchase orders. If any of our customers stop purchasing our hardware solutions for any reason, or purchase fewer solutions, our operating results and financial condition would be harmed.

We currently rely upon a single contract manufacturer to manufacture our hardware solutions, and if we encounter problems with the contract manufacturer, our operations could be disrupted, which would adversely affect our business, operating results, financial condition and customer relationships.

We contract with Flextronics International, Ltd., or Flextronics, as the sole manufacturer of all of our Z-Series platforms. Our reliance on Flextronics makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields and costs. We have limited direct control over the quality and control systems of Flextronics, and therefore may not be able to ensure levels of quality suitable for our customers. The revenue that Flextronics generates from our orders represents a very small percentage of its revenue. As a result, fulfilling our orders may not be considered a priority by Flextronics. If Flextronics were unable or unwilling to continue manufacturing our Z-Series platforms in required volumes and at high quality levels, or if Flextronics significantly increased our costs to have them manufacture our products, we would have to identify, qualify and select an acceptable alternative contract manufacturer. Such alternatives may not be available to us when needed, may take a significant amount of time to contract with and establish manufacturing or supply relationships, and may not be in a position to timely satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce the amount of Z-Series platforms available to our customers, which in turn would reduce our revenue and adversely affect our business, operating results, financial condition and customer relationships.

If we fail to accurately forecast our manufacturing requirements or manage our inventory with our contract manufacturer, we could incur additional costs, lose revenue and harm our business, operating results, financial condition and customer relationships.

The suppliers of the components used in our Z-Series platforms deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of December 31, 2012 and June 30, 2013, we had commitments to Flextronics totaling $6.6 million and $10.8 million, respectively. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.

Certain component parts used in the manufacture of our products are sourced from single or limited source suppliers. If we are unable to source these components on a timely basis, we will not be able to meet our customers’ product delivery requirements, which could adversely affect our business, operating results, financial condition and customer relationships.

We depend on certain sole-source and limited source suppliers for key components that Flextronics, our contract manufacturer, uses in the manufacture of our Z-Series platforms. Any of the sole-source and limited source suppliers upon whom we rely could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In particular, our reliance on Broadcom Corporation for certain key semiconductors used in our hardware solutions makes us vulnerable to shortages or pricing pressure on these important components. Neither we nor Flextronics generally has long-term supply agreements with component suppliers, and our purchase volumes currently may be considered too low for us to be a priority customer by many of such suppliers. As such, we cannot be guaranteed a continuous source of, or favorable pricing for, components from any of these suppliers. Furthermore, patent infringement lawsuits between semiconductor companies could have an adverse effect on our ability to acquire components that are sole sourced and integrated into our family of Z-Series platforms, leading to production delays and additional engineering costs, potentially harming our business and customer relationships. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, or at all. Switching suppliers may require that we redesign our Z-Series platforms to accommodate new components, and to re-qualify these solutions, which would be costly and time-consuming. Any interruption in the supply of sole- source or limited source components for our solutions would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses, any of which would harm our business, operating results, financial condition and customer relationships.

Our future success depends in part on revenue from subscriptions for Blue Planet and our other services, and because we recognize revenue from subscriptions over the term of the relevant service period, downturns or upturns in sales will not likely be reflected in full in our operating results for the period in which such downturns or upturns occur.

Sales of new or renewal subscription, support and maintenance contracts, especially with respect to subscriptions for Blue Planet, may decline and fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions, the prices of our solutions, the prices of products and services offered by our competitors and reductions in our customers’ spending levels. If our sales of new or renewal subscription, support and maintenance contracts decline, our revenue and revenue growth will decline and our business will suffer. In addition, we recognize subscription and service contract revenue ratably over the term of the relevant contractual period, typically one year. As a result, much of the subscription and service revenue that we report each quarter is the recognition of deferred revenue from subscription and service contracts entered into during previous quarters. Accordingly, any decline in new or renewed subscription or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. In addition, our subscription model for Blue Planet also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue must be recognized over the term of the contract.

Our solutions are highly complex and may contain undetected hardware errors or software bugs, which could harm our reputation and increase our warranty obligations and service costs.

Our solutions are highly technical and, when deployed, are critical to the operation of our customers’ networks. Our solutions have from time to time contained and may in the future contain undetected errors, bugs, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of our revenue or delay in revenue recognition, loss of customer goodwill and customer relationships, harm to our reputation and increased service costs, any of which would adversely affect our business, operating results and financial condition. Quality or performance problems related to our Z-Series platforms that are covered under warranty could require us to repair or replace defective products at no additional cost to the customer. For example, we have recently experienced higher than expected failure rates with certain Z-Series line cards used by a number of our customers that were manufactured between 2010 and the spring of 2012, and have identified a line card power supply as the source of the failures. We are working with the power supply manufacturer to determine the root cause of the component failure and the expected mean time before failure for these components as well as to determine what configurations or environmental factors may be contributing to the risk of early failure in the field. We expect to undertake a proactive warranty repair and replacement program for line cards we ultimately determine to be at risk of early failure. While we have not yet fully quantified the costs of this warranty repair and replacement program, we currently believe that the costs will not be material and that our warranty reserve is sufficient to cover these costs. Should we determine, however, that a systemic defect exists, we may incur additional warranty-related expenses which could adversely affect our gross margins and operating results. If we experience quality or performance problems in the future related to our Z-Series platforms that are covered under warranty, we could be required to repair or replace defective products, which could have a material adverse effect on our reputation and results of operations In addition, any errors discovered in Blue Planet could cause customers and potential customers to abandon or never adopt Blue Planet, which could adversely affect our ability to grow our business. Moreover, we could face claims for product liability, tort or breach of contract from our customers, or be required to indemnify our customers for damages and third-party claims for a variety of reasons. Any increased costs, liabilities and diversion of resources associated with a warranty or other claim related to errors or alleged errors in our solutions could adversely affect our business, operating results and financial condition.

Our solutions must interoperate with existing legacy and competitor software applications and hardware products found in our customers’ networks. If our solutions do not interoperate properly, future sales of our solutions could be negatively affected, which would harm our business.

Our solutions must interoperate with our customers’ existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors and may contain multiple generations of products that have been added over time. Our solutions must communicate, manage and analyze networks and the traffic across these networks, often across differing legacy protocols and technologies. As a result, we must continually ensure that our products interoperate properly with these existing and planned networks and network components, including legacy networks that operate on technology originally designed several decades ago. To meet these interoperability requirements, we continuously engage in development efforts that require substantial resources. If we fail to maintain compatibility with other software or equipment included in our customers’ existing and planned networks, we may incur significant warranty, support and repair costs, cause significant customer relations problems and divert the attention of our engineering personnel from our product development efforts, and our business and operating results would be adversely affected. In addition, if our competitors, whose software or equipment incorporate these protocols and technologies, fail to make available to us on an ongoing basis the interfaces and other information we require to maintain the interoperability of our solutions with their software and equipment, our business and operating results would be adversely affected.

If we fail to comply with evolving network industry technical requirements and standards, sales of our existing and future solutions would be adversely affected, which could adversely affect our operating results and growth prospects.

The markets for our solutions are characterized by a significant number of standards, both domestic and international, which are evolving as new network technologies are deployed. Our solutions must comply with these standards in order to be widely marketable. In some cases and particularly in international markets, we may be required to obtain certifications or authorizations before our solutions can be introduced, marketed or sold in new markets or to new customers. In addition, our ability to expand our international operations and create international market demand for our solutions may be constrained by regulations or standards adopted by other countries that may require us to redesign our existing solutions or develop new products suitable for sale in those countries. We cannot assure you that we will be able to design our solutions to comply with evolving standards and regulations. The cost of complying with evolving standards and regulations, or our failure to obtain timely domestic or foreign regulatory approvals or certifications, may prevent us from selling our solutions where such standards or regulations apply, which could adversely affect our operating results and growth prospects.

Our ability to sell our solutions is highly dependent on the quality of our support and service offerings, and our failure to offer high quality support and services would have an adverse effect on our business, reputation and operating results.

Once our solutions are deployed within our customers’ networks, our customers depend on our support organization to quickly resolve any issues relating to those products. A high level of support is critical for the successful marketing and sale of our solutions. If we do not effectively assist our customers in deploying our solutions, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our solutions to existing customers and harm our reputation with potential new customers, which would have an adverse effect on our business, reputation and operating results.

Weakened global economic conditions may harm our industry, business, operating results and financial condition.

Our overall performance depends in large part on global economic conditions, which may remain challenging for the foreseeable future. Global financial developments seemingly unrelated to us or the network industry may harm our business by negatively affecting the demand for networking equipment. The United States and Europe have been adversely affected in the recent past, and continue to face economic uncertainty. In addition, the growth of China’s economy has slowed in recent periods adding to concerns about global economic activity. These conditions affect the rate of spending on network services, could adversely affect our customers’ ability or willingness to purchase our solutions and could delay prospective customers’ purchasing decisions. In addition, a prolonged economic downturn could affect the viability of our current business strategy. All of these factors could reduce our revenue and harm our business, operating results and financial condition.

Changes in government-sponsored programs, especially decreases in government funding, could affect the timing and buying patterns of certain of our customers, which would cause reduced sales of our solutions and fluctuations in our operating results.

Over the past several years, some of our customers were Independent Operating Companies, or IOCs, and other telecommunications network providers that benefited from federal and state subsidies. Approximately 9%, 19% and 14% of our revenue for the year ended December 31, 2012, and the three and six months ended June 30, 2013, respectively, was attributable to sales of our solutions to IOCs and other service providers that used government-supported loan programs or grants to fund purchases from us, such as those originating from the Rural Utility Service, or RUS, program administered by the U.S. Department of Agriculture, and broadband stimulus programs under the American Recovery and Reinvestment Act of 2009. For example, award grants under the broadband stimulus programs were issued between November 2009 and September 2010, with all funds that were awarded expected to be expended by September 2013. We expect that changes to or elimination of these programs are likely, especially given the current U.S. federal government fiscal issues, and that these support or stimulus funds will not be available to IOCs in whole or in part, which could reduce the ability of IOCs to access capital and reduce our revenue opportunities for selling our solutions to these IOCs. To the extent that any of our customers have received grants or loans under these RUS and stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Our business substantially depends on the continued growth in demand for Internet and other network services, and lack of growth or contraction of demand for these services could have an adverse effect on our business, operating results and financial condition.

Our future growth depends in large part on the continued growth in the demand for Internet and other telecommunications and network services, and in particular the demand for services that require greater bandwidth, such as the proliferation of mobile devices, rapid adoption of bandwidth-intensive applications and the growth of cloud computing. Our future growth also depends on the deployment of our solutions by customers who provide those services. To the extent that the growth in the demand for these network services slows or an economic slowdown or economic uncertainty and related reduction in capital spending adversely affects spending on Internet, mobile and other network infrastructure, we could experience substantial harm to our business, operating results and financial condition. Even if the demand for Internet and other network services does experience the forecasted growth, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy that, in turn, depends on growth in network services, all of which are subject to many risks and uncertainties.

Third parties may assert that we are infringing upon their intellectual property rights, which could harm our business, operating results, financial condition and growth prospects.

There is considerable patent and other intellectual property development activity, and litigation related to intellectual property rights, in the technology industry in general and the networking industry in particular. From time to time, our competitors, other third-party developers of technology or non-practicing entities, commonly referred to as “patent trolls,” may claim that we are infringing upon their intellectual property rights. Regardless of the merit of any such claim, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications. Moreover, we cannot be certain that we are not infringing third parties’ patent or other intellectual property rights. An adverse outcome with respect to any intellectual property claim could invalidate our proprietary rights and/or force us to, among other things, do one or more of the following:

•	obtain from a third party claiming infringement a license to sell or use the relevant technology, which may not be available on reasonable terms, or at all;

•

stop manufacturing, selling, or using our solutions that embody the asserted intellectual property and refund to customers all or a portion of the fees related to the purchase or license of such solutions;

•

pay substantial monetary damages; indemnify our customers and/or commercial partners against third-party claims for intellectual property infringement pursuant to indemnification obligations under our contracts, generally without limit; or

•	expend significant resources to redesign our solutions that use the infringing technology and to develop or acquire non-infringing technology.

Additionally, if we offer employment to personnel employed or formerly employed by competitors, we may become subject to claims of unfair hiring practices and/or breaches of confidentiality related to the intellectual property of such competitors, and incur substantial costs in defending ourselves against these claims, regardless of their merits. Any of these actions could adversely affect our business, operating results, financial condition and growth prospects.

If we are unable to successfully manage our use of “open source” software, our ability to sell our products and services could be harmed, which could result in competitive disadvantages, and subject us to possible litigation.

We incorporate open source software code in our proprietary software that is part of both our Z-Series and Blue Planet platforms. Use of open source software can lead to greater risks than the use of proprietary or third-party commercial software since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code generally available in source code form for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software in our solutions, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we fail to comply with applicable open source licenses, we may be subject to costly claims of intellectual property infringement or demands for the public release of proprietary source code. Any of the foregoing could harm our business and put us at a competitive disadvantage.

If we are unable to protect our intellectual property rights, our competitive position, ability to protect our proprietary technology and our brand could be harmed or we could be required to incur significant expense to enforce our rights.

Our success depends to a significant degree on our ability to protect our core technology and intellectual property. We rely on a combination of intellectual property rights, including trade secret laws, copyrights, patents and trademarks, as well as customary contractual provisions. To date we have only three issued U.S. patents, and do not have any patents issued outside the United States. Moreover, our issued patents and the patent applications that we have filed may not cover important aspects of our technology, and may not be enforceable. We also license software from third parties for integration into our products, including open source software and other commercially available software. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. We also incorporate certain generally available software programs into Blue Planet and our other software solutions pursuant to license agreements with third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights. We may initiate claims against third parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. If we fail to protect our intellectual property rights adequately, our competitors could offer similar products, potentially harming our business. Our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. Effective trademark, copyright, trade secret and patent protection may not be available to us in every country in which we provide our solutions. The laws of some foreign countries are not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights in these jurisdictions may be inadequate. We may be required to spend significant resources to monitor and protect our intellectual property rights, and such monitoring may be insufficient to detect all misappropriation or infringement of our rights. We may initiate claims or litigation against third parties for infringement of our intellectual property rights or to establish the validity of such rights.

If we lose key members of our management or engineering teams or are unable retain executives and employees that we need to support our operations and growth, our business and operating results may be harmed.

Our success depends, in large part, on the continued contributions of our key management, engineering, sales personnel and other employees, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. Moreover, any of our employees may terminate their employment at any time. Many of our key employees have become, or will soon become, vested in a substantial amount of their shares of common stock or stock options. Employees may be more likely to leave us if the shares they own, or the shares underlying their stock options, have vested. In addition, we do not maintain key man life insurance covering our key personnel. The loss of the services of any of our key personnel may harm our business and operating results.

Our failure to comply with laws and regulations, including regulations affecting the import or export of products and anti-bribery laws, could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results and financial condition. Any change in laws, regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively affect our ability to sell our solutions and could adversely affect our business, operating results and financial condition. Our planned international expansion creates additional regulatory challenges. Future international shipments of our solutions may require export licenses or export license exceptions. In addition, the import laws of other countries may limit our ability to distribute our solutions, or our customers’ ability to buy and use our solutions, in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries altogether. We expect that our planned expanding global operations will require us to import and export to and from several countries, resulting in additional compliance obligations.

In particular, the U.S. Foreign Corrupt Practices Act, or the FCPA, the United Kingdom Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Under these laws, companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We are expanding to operate in areas of the world, including in conjunction with our channel partners, that may experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, network operators in various foreign countries may have influence with government officials and many are owned in whole or in part by foreign governments or instrumentalities. We cannot assure you that our employees, channel partners or other agents will not engage in prohibited conduct and render us responsible under the FCPA, the Bribery Act or any similar anti-bribery laws in another jurisdiction. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, either due to our nascent compliance system or the acts or omission of our employees, channel partners or other agents, we could suffer criminal or civil penalties or other sanctions, which could have an adverse effect on our business.

Changes in telecommunications and Internet laws, regulations, rules and tariffs could impede the growth in network activity or otherwise harm our customers, which could have a negative effect on our business and operating results.

Increased regulation of telecommunications and Internet network activity or access in the United States or any country in which we do business, particularly those that have the effect of impeding, or lessening the rate of growth in, network activity, could decrease demand for our solutions. New or increased access charges for telecommunications service providers and tariffs on certain communications services could negatively affect our customers’ businesses. Further, many of our customers are subject to FCC rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the federal or state level, could adversely affect such customers’ revenue and capital spending plans. Any adoption of new laws, regulations, rules or tariffs, or changes to existing laws, regulations, rules or tariffs, that negatively affects network activity or growth or otherwise adversely affects the business of our customers could harm our business and operating results.

Industry consolidation may lead to increased competition or a decreased customer base, which could harm our business and operating results.

Consolidation in the network equipment industry has been common. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had offered individually. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry are acquired for a variety of strategic reasons or are unable to continue operations. Consolidation in our industry may result in stronger competitors that may create more compelling product offerings, be able to offer greater pricing flexibility and or terms and conditions of sale, including providing customers with substantial financing, and be better able to compete as sole-source vendors for customers. This would make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs and breadth of technology or product offerings. In addition, companies with which we have strategic partnerships may acquire or form alliances with our competitors, thereby reducing their business with us. Furthermore, continued industry consolidation may adversely affect customers’ perceptions of the viability of smaller and even medium-sized technology companies such as us and, consequently, customers’ willingness to purchase from such companies.

In addition, consolidation of network operators may lead to a reduction in the number of potential customers, with the effect that the loss of any major customer could have a greater effect on operating results than in a customer marketplace composed of more numerous participants. Consolidation among our customers may also cause delays or reductions in their capital expenditure plans and increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Consolidation in the number of potential customers could lead to more variability in our operating results and could have an adverse effect on our business.

We may expand through acquisitions of, or investments in, other companies, business or technologies which may divert our management’s attention and result in additional dilution to our stockholders, and we may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

While we have not consummated any acquisitions to date, we may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, complementary businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our product and service offerings, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, investments in other companies or strategic or joint venture partnership agreements. Acquisitions may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment or business relationship may not be realized, or we may be exposed to risks or liabilities that were unknown at the time of the acquisition or that are different from those that faced our business prior to the acquisition. Negotiating and consummating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	issue additional equity securities that would dilute our stockholders;

•	increase our working capital requirements;

•	incur substantial liabilities or large charges, such as impairment of goodwill or intangible assets, at the time of the transaction or for some period long after the transaction;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse solutions or business cultures;

•	acquire companies with inadequate financial or operational reporting or control environments; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems that could disrupt our business and have an adverse effect on our operating results and financial condition.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	expiration or non-utilization of net operating losses;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, accounting principles or interpretations thereof; or

•	future earnings being lower than anticipated in countries where we have lower statutory tax rate and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we may be subject to audits of our income and sales taxes by the Internal Revenue Service and other foreign and state tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

We may not be able to utilize a significant portion of our net operating loss or research and development tax credit carryforwards, which could adversely affect our operating results and financial condition.

As of December 31, 2012, we had $73.7 million of federal and $74.0 million of state net operating loss carryforwards and $2.4 million of federal and $3.4 million of California research tax credit carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2016 for state income tax purposes, and the research tax credit carryforwards begin to expire in 2027 for federal purposes, but do not expire for California purposes. U.S. federal and state income tax laws limit the amount of these carryforwards we can utilize in any given year upon a greater than 50% cumulative shift of stock ownership over a three-year period, including shifts due to the issuance of additional shares of our common stock, or securities convertible into our common stock. To date, we have not undertaken an analysis of whether any limitation would apply at this time. We may experience subsequent shifts in our stock ownership and, accordingly, there is a risk that our ability to use our existing carryforwards in the future could be limited and that existing carryforwards would be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. We have not completed, and may not complete, our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, at the time we file our second annual report with the SEC, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are in the very early stages of the costly process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to certify that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, any remediation efforts we undertake may not be successful or enable us to avoid a material weakness in the future.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as network security breaches, computer viruses or terrorism.

Our corporate headquarters, the manufacturing facilities of some of our suppliers, as well as our contract manufacturer’s current manufacturing facility for our Z-Series platforms, are all located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our suppliers or contract manufacturer, could have an adverse effect on our business, operating results and financial condition. Despite our implementation of network security measures, our networks and outside data center, by which we provide our Blue Planet platform, also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our products. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses, our suppliers’ and contract manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders or impede our suppliers’ and contract manufacturer’s ability to timely deliver our solutions and components, the deployment of our solutions and our business, operating results and financial condition would be adversely affected.

Our share price may be volatile, and you may be unable to sell your shares at or above your purchase price.

Technology stocks, including those of companies in the network industry, have historically experienced high levels of volatility. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. This volatility may be enhanced by the relatively limited number of shares of our common stock trading publicly following our IPO. The relatively small trading volume of our stock may result in small transactions having a large impact on our stock price. Such fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in the network industry in particular;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts, and whether our operating results meet these expectations;

•	new product or service introductions and market demand for these and our existing solutions;

•	failure to meet investor expectations as a result of the timing of large customer orders;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, internationally or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.

In addition, if either the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in the network industry even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have an adverse effect on our business, operating results and financial condition.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of June 30, 2013, 46,250,746 shares of our common stock were outstanding. The 8,899,002 shares of common stock sold in our IPO are available for sale in the public market and the remaining outstanding shares of our common stock are currently restricted as a result of market standoff and/or lock-up agreements but will be available for sale in the public market on November 4, 2013.

Our directors, officers and holders of substantially all of our common stock and securities convertible into our common stock are subject to a contractual lock-up that prevents them from selling their shares prior to the expiration of this lock-up on November 4, 2013. Goldman, Sachs & Co. and

J.P. Morgan Securities LLC may, in their sole discretion, permit shares subject to this lock-up to be released from this restriction and sold prior to its expiration. After the expiration (or prior release, if applicable) of the lock-up period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrade our stock or publish unfavorable research about our business, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The concentration of ownership among our existing directors, executive officers and principal stockholders provide them, collectively, with substantial control over which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 63.4% of the outstanding shares of our common stock based on the number of shares outstanding as of June 30, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We have broad discretion in the use of the net proceeds that we received in our IPO.

We cannot specify with any certainty the particular uses of the net proceeds that we received from our May 2013 IPO. Our management has broad discretion in the application of the net proceeds, including working capital and other general corporate purposes, including the expansion of our sales organization, overseas expansion, primarily through channel partners and further development and expansion of our solutions and we may spend or invest these proceeds in a way with which our stockholders disagree. We may also use a portion of the net proceeds received in our IPO to acquire or invest in complementary businesses, products, services, technologies or other assets. The failure by our management to apply these funds effectively could harm our business and financial condition. Pending their use, we may invest the net proceeds from our IPO in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

The requirements of being a public company will subject us to increased costs and may strain our resources.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. In addition, rules implemented by the SEC and the New York Stock Exchange require changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect these rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may have the effect of making it more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We will likely need to hire more employees in the future or engage outside consultants to comply with these regulations, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. For example, rule-making with respect to the Dodd-Frank Act has not yet been completed. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards are unsuccessful or differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” under the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest of:

•	January 1, 2019;

•	the first fiscal year after our annual gross revenue is $1.0 billion or more;

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or

•	the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our stock. We currently intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future. In addition, our loan facility contains restrictions on our ability to declare and pay cash dividends on our capital stock. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws, both of which became effective of the completion of our IPO in May 2013, contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws, both of which became effective of the completion of our IPO in May 2013, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

From April 1, 2013 through June 30, 2013, we issued to our employees, an aggregate of 28,045 shares of our common stock at per share prices ranging from $0.1 to $2.54 pursuant to exercises of options granted under our 2006 Equity Incentive Plan.

The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Use of Proceeds from Public Offering of Common Stock

In May 2013, we closed our initial public offering (IPO) whereby 8,899,022 shares of common stock were sold to the public, including 899,022 shares of common stock pursuant to the exercise of an issued upon partial exercise of the overallotment option granted to the underwriters. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-187732), which was declared effective by the SEC on May 9, 2013. Goldman, Sachs & Co. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering and Pacific Crest Securities LLC and Piper Jaffray & Co. acted as co-managers. The offering commenced on April 26, 2013 and did not terminate before all of the securities registered in the registration statements were sold. The public offering price of the shares sold in the offering was $11 per share. The total gross proceeds from the offering to us were $97.9 million. After deducting underwriting discounts, commissions and issuance expenses of $10.5 million, we received approximately $87.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 9 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received primarily in money market funds.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Mark A. Floyd	Chief Executive Officer and	August 12, 2013
Mark A. Floyd	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Michael W. Zellner	Vice President and Chief Financial	August 12, 2013
Michael W. Zellner	Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit number	Description of Document

10.1	Fourth Amendment dated March 1, 2013 to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC.

10.2	Fifth Amendment dated July 2, 2013 to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC.

10.3	Sixth Amendment dated July 29, 2013 to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC.

10.4	Full Service Lease by and between Cyan, Inc. and Redwood Business Center 1 LLC and Amerivine Town Center LLC dated July 2, 2013.

10.5	First Amendment dated July 29, 2013 to Full Service Lease by and between Cyan, Inc. and Redwood Business Center 1 LLC and Amerivine Town Center LLC dated July 29, 2013.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2 (1)	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not “filed” for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.