Form 10-Q
period 2013-09-30
CYAN INC
filed 2013-11-13
CIK 1391636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 12, 2013 was: 46,432,882.

Item 1. Financial Statements

Cyan, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$53,368	$20,221
Marketable securities	23,653	—
Accounts receivable, net	19,118	19,200
Short-term lease receivable	3,260	—
Inventories	15,733	14,049
Deferred costs	9,193	8,228
Prepaid expenses and other	1,519	930
Total current assets	125,844	62,628
Long-term lease receivable	6,520	—
Property and equipment, net	9,459	6,485
Other assets	553	1,676
Total assets	$142,376	$70,789
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$14,899	$11,842
Accrued liabilities	5,190	3,636
Accrued compensation	5,754	3,743
Revolving loan	—	7,563
Term loan, current portion	1,197	—
Deferred revenue	18,797	15,597
Preferred stock warrant liability	—	6,254
Other liabilities	163	74
Total current liabilities	46,000	48,709
Term loan, non-current portion	3,803	5,000
Deferred revenue	2,019	1,820
Deferred rent	226	182
Total liabilities	52,048	55,711
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock issuable in series, $0.0001 par value: no shares authorized, issued or outstanding as of September 30, 2013; 35,031,602 shares authorized; 33,897,005 shares issued and outstanding as of December 31, 2012.	—	98,133
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of September 30, 2013; no shares authorized, issued or outstanding as of December 31, 2012.	—	—
Common stock, $0.0001 par value: 1,000,000,000 and 50,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 46,287,460 and 2,575,220 shares issued and outstanding as of September 30, 2013 and December 31, 2012.	5	—
Additional paid in-capital	203,932	3,514
Accumulated other comprehensive loss	(10)	(19)
Accumulated deficit	(113,599)	(86,550)
Total stockholders’ equity (deficit)	90,328	(83,055)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$142,376	$70,789
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$37,694	$28,843	$95,699	$66,099
Cost of revenue	22,605	17,572	55,943	39,495
Gross profit	15,089	11,271	39,756	26,604
Operating expenses:
Research and development	9,220	4,889	24,617	12,305
Sales and marketing	10,518	6,798	29,356	17,179
General and administrative	3,895	1,741	9,853	3,887
Total operating expenses	23,633	13,428	63,826	33,371
Loss from operations	(8,544)	(2,157)	(24,070)	(6,767)
Interest expense	(55)	—	(317)	(20)
Other income (expense), net	13	(1,041)	(2,595)	(1,771)
Total other expense, net	(42)	(1,041)	(2,912)	(1,791)
Loss before provision for income taxes	(8,586)	(3,198)	(26,982)	(8,558)
Provision for income taxes	25	10	67	27
Net loss	$(8,611)	$(3,208)	$(27,049)	$(8,585)
Basic and diluted net loss per share	$(0.19)	$(1.26)	$(1.06)	$(3.44)
Weighted-average number of shares used in computing basic and diluted net loss per share	46,262	2,545	25,587	2,499
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(8,611)	$(3,208)	$(27,049)	$(8,585)
Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	1	9	(4)
Unrealized gains (losses) on available for sale securities	—	—	—	—
Total other comprehensive income (loss)	(26)	1	9	(4)
Comprehensive loss	$(8,637)	$(3,207)	$(27,040)	$(8,589)
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(27,049)	$(8,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,956	1,287
Stock-based compensation	5,100	1,163
Change in fair value for warrants	2,602	1,790
Changes in operating assets and liabilities:
Accounts receivable	82	(11,359)
Lease receivable	(9,780)	—
Inventories	(1,684)	(7,372)
Deferred costs	(965)	(6,051)
Prepaid expenses and other	(589)	(478)
Accounts payable	4,075	10,058
Accrued liabilities	1,577	1,112
Accrued compensation	2,011	1,399
Deferred revenue	3,399	11,041
Net cash used in operating activities	(19,265)	(5,995)
Investing activities
Purchases of property and equipment	(4,437)	(3,681)
Purchase of available for sale securities	(23,653)	—
Purchase of other investment	(500)	—
Net cash used in investing activities	(28,590)	(3,681)
Financing activities
Proceeds from initial public offering, net of underwriting discount and issuance expenses	87,348	—
Proceeds from issuance of common stock	1,209	70
Repayments of borrowings under notes payable	(7,563)	(45)
Net cash provided by financing activities	80,994	25
Effect of exchange rate changes on cash and cash equivalents	8	5
Net increase (decrease) in cash and cash equivalents	33,147	(9,646)
Cash and cash equivalents at beginning of period	20,221	25,740
Cash and cash equivalents at end of period	$53,368	$16,094
Supplemental disclosures of cash flow information
Cash paid for interest	$311	$20
Non-cash Investing and financing activities
Property and equipment included in accounts payable	$395	$887
Conversion of convertible preferred stock into common stock	$98,133	$—
Conversion of preferred stock warrant into common stock and common stock warrants	$8,856	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Significant Accounting Policies
Description of the Business — Cyan, Inc. (Cyan or the Company) was incorporated on October 25, 2006, in the state of Delaware and its principal executive offices are located in Petaluma, California. The Company has pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. The Company’s solutions include high-capacity, multi-layer switching and transport platforms as well as a carrier-grade software-defined networking platform and applications. The Company’s solutions enable its customers to virtualize their networks, accelerate service delivery and increase scalability and performance while reducing costs. The Company designed its solutions to provide a variety of existing and emerging premium applications including business Ethernet, wireless backhaul, broadband backhaul and cloud connectivity. The Company’s customers range from service providers to high-performance data center and large, private network operators.
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
Basis of Preparation — The Company's condensed consolidated financial statements include its accounts and the accounts of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated. The accompanying condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The accompanying condensed consolidated balance sheet as of December 31, 2012 was derived from the audited consolidated balance sheet as of December 31, 2012. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2012 contained in the Company's registration statement on Form S-1.
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information, and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. Management believes that the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments necessary for the fair presentation of the Company's balance sheet as of September 30, 2013, the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and the cash flows for the nine months ended September 30, 2013 and 2012. All adjustments are of a normal recurring nature. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent interim period or for the year ending December 31, 2013.

Aside from the addition of our accounting policy surrounding lease receivables, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013 compared to those discussed in our registration statement on Form S-1.

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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Risk and Concentrations — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade receivables and lease receivables.
Cash and Cash equivalents consist of cash and money market funds that are invested through financial institutions in the United States. Such deposits may, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these cash and cash equivalents.

Marketable securities, which are classified as available for sale at September 30, 2013 include U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Investment policies have been implemented that limit marketable securities to investment grade securities. Generally, the Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist.
Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers to secure trade receivables. Trade receivables are derived from sales to customers located primarily in the United States. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances, including evaluations of its customers’ financial condition. Additionally, based on its historical write-offs and collections experience, the Company records an additional allowance based on a percentage of outstanding receivables. These valuations require significant judgment and are based on a variety of factors, including, but not limited to, current economic trends, payment history and financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company had no allowance for doubtful accounts recorded as of December 31, 2012 and $0.3 million allowance for doubtful accounts recorded as of September 30, 2013.
The Company provides leasing arrangements for certain qualified end-user customers. The Company classifies these arrangements as lease receivables, which represent sales-type leases resulting from the sale of the Company’s products. Lease receivables consist of arrangements with the Company's customers, which generally have three year terms. The Company retains title to the underlying assets for the term of the lease. The Company assesses the allowance for credit loss related to lease receivables on an individual basis. If applicable, the Company maintains an allowance for credit losses resulting from the inability or unwillingness of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances, including evaluations of the customers’ financial condition. These valuations require significant judgment and are based on a variety of factors, including but not limited to, current economic trends, payment history, and financial review of the customer.
Outstanding leasing receivables that are aged 30 days or more from the contractual payment date are considered past due. Leasing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a lease receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A lease receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled and the customer remains current for an appropriate period.

In addition, when the evaluation indicates that it is probable that all amounts due pursuant to the contractual terms of the lease agreement, including scheduled interest payments, are unable to be collected, the leasing receivable is considered impaired. All such outstanding amounts, including any accrued interest, will be assessed and fully reserved at the individual customer level. Lease receivables are written off at the point when they are considered uncollectible and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against the allowance for credit losses.
Actual collection losses may differ from management’s estimates, and such differences could be material to Company’s consolidated financial position and results of operations. The Company had no lease receivables as of December 31, 2012. As of September 30, 2013 the Company had $9.8 million of lease receivables and no allowance for credit losses as of that date.
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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

receiving such products, the receipt of defective parts, an increase in the price of such products, or the Company’s inability to obtain lower prices from its contract manufacturer and suppliers in response to competitive pressures.

Inventories — Inventories consisting of finished goods purchased from the contract manufacturer are stated at the lower of cost or market value, with cost being determined using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company regularly monitors inventory quantities on hand and on order and records write-downs as a component of cost of revenue for excess and obsolete inventories based on the Company’s estimate of the demand for its products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

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

The Company derives revenue primarily from the sales of its hardware and software products as well as professional services. Shipping charges billed to customers are included in revenue.
From time to time, the Company offers customers sales incentives, including discounts. Revenue is recorded net of these amounts.
Customer payment terms are generally net 30 days. The Company generally does not offer extended payment terms.

A portion of the Company’s sales are made through multi-year lease agreements.  These lease agreements include a bargain purchase option and meet the criteria for treatment as sales-type leases. Under sales-type leases, the Company recognizes revenue for its hardware products, net of post-installation product maintenance and technical support, at the net present value of the lease payment stream at the point in time the lessee has the right to use the underlying asset (either once the Company’s installation obligations have been met, or upon shipment if no such installation obligation exists).  The Company seeks to optimize its cash flows by selling a majority of its lease receivables to third party financing organizations on a non-recourse basis.  Aside from its standard product warranty, the Company has no obligation to the third party financing organizations once the lease receivables have been sold. Some of the Company’s sales-type leases may remain unsold at any particular period end.

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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company has not yet established VSOE for all deliverables in its arrangements with multiple elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based upon TPE by evaluating the pricing of similar and interchangeable competitor products or services in standalone arrangements. However, as the Company’s products contain a significant element of proprietary technology and offer substantially different features and functionality from competitors, the Company has not been able to obtain comparable pricing information with respect to competitors’ products. Therefore, the Company has not been able to obtain reliable evidence of TPE.
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
The Company also delivers software-defined networking solutions to customers most frequently on a term license basis, with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of related revenues, the Company occasionally licenses software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from application software and related software elements which are not considered essential to the functionality of hardware is accounted for in accordance with software industry guidance, and therefore is recognized ratably over the longest service period for post-contract customer support, or PCS, and professional services as the Company has not established VSOE for software or the related software elements.
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

New Accounting Pronouncements — The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on July 18, 2013. The ASU concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. The Company will adopt this amendment as of January 2014. Management does not believe that the impact on the balance sheet will be significant.

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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2012 and September 30, 2013 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
Marketable Securities

Marketable securities, which are classified as available for sale at September 30, 2013 are carried at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of U.S treasury securities, U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper.
The fair value of the Company's marketable securities is determined as the exit price in the principal market in which it would transact. Level 1 instruments are valued based on quoted market prices in active markets and include U.S treasury securities. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. As of September 30, 2013 and December 31, 2012 the Company had no marketable securities classified within Level 3 of the fair value hierarchy.

The Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist. As of September 30, 2013, based on contractual maturity, the Company had $15.0 million and $8.7 million of marketable securities maturing within one and two years, respectively. The Company classifies its available-for-sale marketable securities as short-term marketable securities in its consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.
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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value Hierarchy
The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money Market Funds	$47,906	$—	$—	$47,906

Marketable Securities:
Commercial paper	$—	$13,179	$—	$13,179
Corporate bonds	$—	$3,387	$—	$3,387
Municipal bonds	$—	$1,025	$—	$1,025
U.S. government-sponsored agency securities	$—	$2,027	$—	$2,027
U.S. treasury securities	$4,035	$—	$—	$4,035
Total marketable securities	$4,035	$19,618	$—	$23,653

The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money Market Funds	$4,544	$—	$—	$4,544

Liabilities:
Preferred stock warrants	$—	$—	$6,254	$6,254

The company performed the final re-measurement of the convertible preferred stock warrant in connection with the completion of its IPO in May 2013 at which time the warrants remaining outstanding became exercisable for common stock, and reclassified the warrant from other current liabilities to additional paid-in capital.

There were no transfers of assets and liabilities measured at fair value between Level 1 and Level 2, or between Level 2 and Level 3, during the nine months ended September 30, 2013.

The following table shows the Company’s available-for-sale securities amortized cost, gross unrealized gains, gross unrealized losses and fair value as of September 30, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$13,180	$—	$(1)	$13,179
Corporate bonds	3,387	—	—	3,387
Municipal bonds	1,026	—	(1)	1,025
U.S. government-sponsored agency securities	2,027	—	—	2,027
U.S. treasury securities	$4,033	$2	$—	$4,035
Total marketable securities	$23,653	$2	$(2)	$23,653

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company regularly reviews its marketable securities portfolio to identify and evaluate such instruments that have indications of possible impairment.

As of September 30, 2013 no marketable securities have been in a continuous unrealized loss position for more than twelve months. The gross unrealized loss was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale marketable securities as of September 30, 2013 was considered temporary in nature. Factors considered in determining whether a loss is temporary include, but are not limited to, the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee.

The Company has evaluated its marketable securities portfolio as at September 30, 2013 and has determined that none of its marketable securities are impaired.
3. Balance Sheet Components
Cash and Cash equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Cash	$5,462	$15,677
Money market funds	47,906	4,544
Total cash and cash equivalents	$53,368	$20,221
Lease Receivables

A summary of the Company’s lease receivables is presented as follows (in thousands):

	September 30, 2013	December 31, 2012
Net minimum lease payments to be received	$10,612	$—
Less unearned interest income portion	832	—
Total lease receivable	9,780	—
Less short-term lease receivable	3,260	—
Long-term lease receivable	$6,520	$—

Contractual maturities of the gross lease receivables as at September 30, 2013 are summarized as follows (in thousands):

Year ending December 31:
2013	$1,107
2014	3,456
2015	3,456
2016	2,593
$10,612

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventory
Inventories consisted of finished goods purchased from the contract manufacturer and are stated at the lower of cost (on a first-in, first-out basis) or market value. Inventory consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$699	$557
Finished goods	15,034	13,492
Total Inventory	$15,733	$14,049
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Lab equipment and tooling	$13,019	$8,991
Software	617	567
Leasehold improvements	1,189	876
Furniture and fixtures	825	413
Computer equipment	848	719
	16,498	11,566
Less accumulated depreciation and amortization	$(7,039)	(5,081)
Property and equipment, net	$9,459	$6,485

For the three and nine months ended September 30, 2013 and 2012, depreciation and amortization expense on property and equipment was $0.7 million, $2.0 million, $0.5 million and $1.3 million.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Inventory-in-transit	$625	$323
Warranty reserve (1)	1,715	1,266
Professional fees	1,817	921
Sales and use taxes	732	627
Other	301	499
Total accrued liabilities	$5,190	$3,636

(1)	Activity related to warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$1,784	$979	$1,266	$783
Charge to cost of sales	400	324	1,526	813
Costs incurred	(469)	(176)	(1,077)	(469)
Closing balance	$1,715	$1,127	$1,715	$1,127

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Debt
Loan and Security Agreement
On December 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). The agreement provided for a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. As of December 31, 2012 and September 30, 2013, the Company had drawn down $5.0 million and $5.0 million as term loans and $7.6 million and zero as revolving loans, respectively.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of both December 31, 2012 and September 30, 2013). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. Thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.
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
As of December 31, 2012 and September 30, 2013, the Company was in compliance with all covenants.
The estimated principal payments of the term loan are as follows (in thousands):

Year ending December 31:
2013	$—
2014	1,604
2015	1,666
2016	1,730
$5,000

5. Commitments and Contingencies
Facility Lease and Related Party Transaction
In April 2007, the Company entered into a six-year lease agreement for office premises in Petaluma, California. This agreement has scheduled expiration dates of May 2015 and October 2018, providing the Company a total of 22,780 square feet.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July, 2013 the Company entered into a commercial building lease agreement for additional space in Petaluma, California. The July 2013 lease has a ten year term, estimated to commence on or about June 1, 2014 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. The Company has an option to extend the term of the lease for an additional five year period.

In relation to these lease agreements, an executive officer, who is also a member of the Company’s board of directors and a greater than 5% stockholder of the Company, owns approximately 40% of the limited liability company from which the Company is leasing the buildings. As of December 31, 2012 and September 30, 2013 no amounts were included in accounts payable or accrued expenses under these agreements.
As of both December 31, 2012 and September 30, 2013 total deferred rent was $0.3 million. For the three months ended September 30, 2013 and 2012, rent expense was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2013 and 2012, rent expense was $0.8 million and $0.5 million, respectively.

Future minimum annual obligations under non-cancellable lease agreements as of September 30, 2013 are approximately as follows (in thousands):

Year ending December 31:
2013	$257
2014	1,238
2015	1,294
2016	1,200
2017	1,331
Thereafter	8,522
Total	$13,842
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
Contract Manufacturer
As of December 31, 2012, and September 30, 2013, the Company has commitments to its contract manufacturer of $6.6 million and $9.2 million, respectively. Should the Company be required to pay under this guarantee, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under the guarantee.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Redeemable Convertible Preferred Stock and Warrants
Upon the closing of the IPO, all outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis.

Convertible Preferred Stock Warrants
On various dates throughout 2007, 2008 and 2009, the Company issued warrants to purchase 12,806 shares of Company’s Series A Preferred Stock and 102,195 shares of Company’s Series B Preferred Stock at exercise prices of $1.29 and $2.45 per share, respectively. These warrants were exercisable on various dates throughout 2013, 2014 and 2015.
Upon closing of the IPO, warrants to purchase 894,596 shares of convertible preferred stock were net exercised resulting in the issuance of 792,361 shares of common stock. Warrants to purchase 115,001 shares of convertible preferred stock were converted into warrants to purchase common stock at the original exercise price per share. At September 30, 2013, there were warrants to purchase an aggregate of 115,001 shares of common stock outstanding.
Prior to the closing of the IPO, the Company re-measured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrant was classified within current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of other income (expenses), net in the consolidated statements of operations.
Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to stockholders’ equity and the Company will no longer record any mark-to-market changes in the fair value of the remaining outstanding common stock warrants. The Company performed the final re-measurement of the warrant in connection with the completion of the IPO in May 2013.
The fair value of the outstanding preferred stock warrants was determined using the Black-Scholes-Merton option-pricing model. The fair value of the preferred stock warrant was estimated using the following assumptions for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (years)	—	1.14 - 3.74	0.48 - 3.24	1.14 - 4.24
Volatility	—	55%	55%	55%
Risk-free interest rate	—	0.23 - 0.62%	0.22 - 0.68%	0.23 - 1.04%
Dividend yield	—	—	—	—
The change in the fair value of the convertible preferred stock warrant liability during the periods presented was summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Opening balance	$—	$1,642	$6,254	$900
Increase in Fair Value	—	1,048	2,602	1,790
Reclassification of warrant to additional paid-in capital	—	—	(8,856)	—
Closing balance	$—	$2,690	$—	$2,690

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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total gross proceeds from the offering to the Company were $97.9 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $87.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 33,897,005 shares of common stock. As of September 30, 2013, the Company had 46,287,460 common shares issued and outstanding.
Change in Authorized Stock
In March 2013, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation that became effective in connection with the completion of the IPO. Upon completion of the IPO, the authorized common stock was 1,000,000,000 shares and authorized undesignated preferred stock was 20,000,000 shares.
Employee Stock Options
In March 2013, the Company’s board of directors and stockholders approved the 2013 Equity Incentive Plan. A total of 3,600,000 shares of common stock were initially reserved for future issuance under the 2013 Equity Incentive Plan plus any shares of common stock reserved for issuance under the 2006 Stock Plan at the time of completion of the initial public offering and any shares of common stock which are forfeited, canceled or terminated (other than by exercise) under the Company’s 2006 Stock Plan, up to an aggregate of 11,400,000 shares rolled over from the 2006 Stock Plan.
A summary of the activity and changes during the reporting periods and a summary of information related to options exercisable, vested, and expected to vest are presented below:

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2012	1,242,353	10,212,760	$2.49	8.40	59,456
Options reserved	4,600,000	—	—
Options granted	(3,309,273)	3,309,273	$9.59
Options exercised	—	(123,852)	$1.75
Options forfeited	565,218	(565,218)	$4.16
Balance at September 30, 2013	3,098,298	12,832,963	$4.25	8.14	75,425
Options vested and expected to vest - September 30, 2013		12,475,894	$4.11	8.10	$75,057
Options exercisable - September 30, 2013		4,943,254	$1.94	6.83	$40,107

The fair value of options granted to employees during the year ended December 31, 2012 and the three and nine month ended September 30, 2013 was approximately $13.3 million, $2.5 million and $17.3 million, respectively. The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term (years)	6.08	6.08	6.08	6.08
Volatility	48%	55%	48 - 55%	55%
Risk-free interest rate	1.4 - 1.65%	0.62 - 0.71%	0.7 - 1.65%	0.62 - 1.02%
Dividend yield	—	—	—	—
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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated forfeiture rate is based on an analysis of actual forfeitures and will continue to be evaluated based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Further, to the extent the Company’s actual forfeiture rate is different from this estimate, stock- based compensation is adjusted accordingly.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$61	$9	$121	$25
Research and development	773	163	1,684	384
Sales and marketing	571	169	1,444	372
General and administrative	793	225	1,851	382
Total employee stock-based compensation	$2,198	$566	$5,100	$1,163
The weighted-average fair value per share of options granted was $2.15, $4.76 and $5.24 for the year ended December 31, 2012 and for the three and nine months ended September 30, 2013 respectively. At December 31, 2012 and September 30, 2013 the total unamortized stock-based compensation expense of approximately $11.7 million and $26.4 million, respectively, is to be recognized over the stock options’ remaining vesting term of approximately 3.22 years and 2.96 years.
8. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(8,611)	$(3,208)	$(27,049)	$(8,585)
Weighted-average shares used to compute basic and diluted net loss per share	46,262	2,545	25,587	2,499
Basic and diluted net loss per share	$(0.19)	$(1.26)	$(1.06)	$(3.44)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Redeemable convertible preferred stock	—	33,897	—	33,897
Employee stock options	12,833	9,834	12,833	9,834
Convertible preferred stock warrants	—	1,010	—	1,010
Common stock warrants	115	—	115	—
	12,948	44,741	12,948	44,741
9. Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate for the three and nine months ended September 30, 2013, and three and nine months ended September 30, 2012, was less than one percent primarily as a result of the estimated tax losses for those fiscal periods for which no benefit is recorded due to the full valuation allowance recorded against the Company’s net deferred tax assets. The Company’s tax expense relates to state minimum taxes and foreign income taxes associated with the Company’s non-US operations.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2013, based on the available objective evidence, management believes it is not more likely than not that the tax benefits of the US losses incurred during the nine months ended September 30, 2013 will be realized. Accordingly, the Company did not record a tax benefit from the US losses incurred during the nine months ended September 30, 2013.
The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences and permanent differences for stock based compensation.
10. Employee Benefit Plan
The Company provides a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. There were no employer contributions under this plan for the year ended December 31, 2012 or the nine months ended September 30, 2013.

11. Concentration
Customers with a receivables balance of 10% or greater of the total receivables, which includes accounts receivable and lease receivables, and customers with revenue of 10% or greater of the total revenue are as follows:

	December 31,	September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2013	2012	2013	2012
	Percentage of Receivables	Percentage of Receivables	Percentage of Revenue	Percentage of Revenue	Percentage of Revenue	Percentage of Revenue
Customer A	22%	38%	50%	43%	45%	47%
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
Substantially all of the revenue and assets were attributable to U.S. operations as of December 31, 2012 and September 30, 2013.

13. Subsequent events

In October 2013, the Company sold $7.3 million of its lease receivables to a third party financing organization at par value for total cash proceeds of $7.3 million.

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
Historically, our revenue has been derived primarily from customers located in the United States. For the three and nine months ended September 30, 2013 and 2012, our largest customer was Windstream Corporation, which accounted for approximately 50%, 45%, 43% and 47% of our revenue, respectively. Windstream has publicly indicated its intention to reduce its overall capital expenditures in 2013. Accordingly, we expect our revenue derived from sales to Windstream to decline in future periods. We also expect our revenue derived from sales to Windstream to decline as a percentage of our revenue in future periods as we expand our customer base both in the United States and internationally.

In addition, approximately 9%, 7% and 12% of our revenue for the year ended December 31, 2012 and the three and nine months ended September 30, 2013 respectively, was attributable to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future, especially given the current U.S. federal government fiscal issues. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Revenue from customers located outside of the United States was approximately 5%, 13% and 7% of our revenue for the year ended December 31, 2012 and for the three and nine months ended September 30, 2013 respectively. We expect the percentage of our revenue derived from international sales to increase modestly in the near term and more significantly in the longer term.
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

In May 2013, we closed our initial public offering (IPO) whereby 8,899,022 shares of common stock were sold to the public, including 899,022 shares of common stock issued pursuant to the partial exercise of the overallotment option granted to the underwriters. The aggregate net proceeds we received from the offering were $87.4 million, net of underwriting discounts and issuance expenses. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 33,897,005 shares of common stock. In addition, certain warrants to purchase shares of convertible preferred stock were exercised resulting in the issuance of 792,361 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 115,001 shares of common stock.
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
Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $17.4 million and $20.8 million as of December 31, 2012, and September 30, 2013, respectively. The majority of our deferred revenue consists of amounts related to sales of our Z-Series platforms, and relates primarily to shipped and billed hardware awaiting customer acceptance. The remainder consists of subscription and support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Over the longer term, we expect that the proportion of our deferred revenue relating to subscriptions under our SaaS model for Blue Planet will increase relative to Z-Series related deferred revenue. In most cases, we expect to invoice our customers for the entire contract amount at the start of the annual term of the Blue Planet subscription, which will lead to the majority of these invoiced amounts being treated as deferred revenue and recognized ratably over the term of the subscription.
Components of Operating Results
Revenue
Our revenue has grown rapidly since our inception, increasing from $23.5 million in the year ended December 31, 2010 to $40.4 million in the year ended December 31, 2011, and to $95.9 million in the year ended December 31, 2012. Revenue grew by 45% in the nine months ended September 30, 2013 to $95.7 million from $66.1 million in the nine months ended September 30, 2012. We believe that our revenue growth is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.
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

Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs, including stock-based compensation, are the most significant component of each of these expense categories. The increase in employees is the most significant driver behind the increase in costs and operating expenses for the three and nine months ended September 30, 2013 compared to the comparable prior year periods. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.
Stock Based Compensation
Stock-based compensation expense was $2.2 million and $0.6 million in the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $1.2 million in the nine months ended September 30, 2013 and 2012, respectively. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$61	$9	$121	$25
Research and development	773	163	1,684	384
Sales and marketing	571	169	1,444	372
General and administrative	793	225	1,851	382
Total stock-based compensation	$2,198	$566	$5,100	$1,163
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
Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to equity and we will no longer record any mark-to-market changes in the fair value of the remaining outstanding common stock warrants. We performed the final re-measurement of the warrant in May 2013 in connection with completion of the IPO.

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
Aside from the addition of our accounting policy surrounding lease receivables, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2013 compared to those discussed in our registration statement on Form S-1.
During the three months ended September 30, 2013 we provided lease arrangements for one customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer, which generally have three year terms. We retain title to the underlying assets for the term of the lease. We assess the allowance for credit loss related to lease receivables on an individual basis. If applicable, we maintain an allowance for credit losses resulting from the inability or unwillingness of our customer to make required payments. We record a specific allowance based on an analysis of individual past-due balances, including evaluations of the customers’ financial condition. These valuations require significant judgment and are based on a variety of factors, including but not limited to, current economic trends, payment history, and financial review of the customer.
Outstanding leasing receivables that are aged 30 days or more from the contractual payment date are considered past due. Leasing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a lease receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A lease receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled and the customer remains current for an appropriate period.

In addition, when the evaluation indicates that it is probable that all amounts due pursuant to the contractual terms of the lease agreement, including scheduled interest payments, are unable to be collected, the leasing receivable is considered impaired. All such outstanding amounts, including any accrued interest, will be assessed and fully reserved at the individual customer level. Lease receivables are written off at the point when they are considered uncollectible and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against the allowance for credit losses.
Actual collection losses may differ from management’s estimates, and such differences could be material to Company’s consolidated financial position and results of operations. We had no lease receivables as of December 31, 2012. As of September 30, 2013 the Company had $9.8 million of lease receivables and no allowance for credit losses as of that date.
Results of Operations
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenue	$37,694	$28,843	$95,699	$66,099
Revenue increased by $8.9 million or 31%, and $29.6 million or 45%, for the three and nine months ended September 30, 2013 from the three and nine months ended September 30, 2012.
This increase was primarily attributable to increased unit shipments of our Z-Series platforms. We believe that the continued growth in bandwidth demand and increased acceptance of our software-defined networking technology and our high-capacity, multi-layer switching and transport platforms, as an alternative to router-based architecture, will continue to drive our long-term revenue growth. Our revenue growth, however, is susceptible to quarter to quarter fluctuations. We anticipate our fourth quarter 2013 revenue will be lower than the revenue we recorded in the third quarter of 2013.
Approximately 13% and 7% of our revenue for the three and nine months ended September 30, 2013 was attributable to customers located outside the United States. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.

To drive and support this growing demand and increase in our revenue, we increased our sales and marketing headcount by 60%, from 82 at September 30, 2012 to 131 at September 30, 2013.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Cost of revenue	$22,605	$17,572	$55,943	$39,495
Gross profit	$15,089	$11,271	$39,756	$26,604
Gross margin	40.0%	39.1%	41.5%	40.2%
Cost of revenue increased by $5.0 million or 29%, and $16.4 million or 42%, for the three and nine months ended September 30, 2013 from the three and nine months ended September 30, 2012 corresponding to the increased revenue.
Gross profit increased by $3.8 million or 34%, and $13.1 million or 49%, for the three and nine months ended September 30, 2013 from the three and nine months ended September 30, 2012.
Gross margin increased by 0.9%, from 39.1% to 40.0%, for the three months ended September 30, 2013 compared to the prior year period, and by 1.3%, from 40.2% to 41.5%, for the comparable nine month period. The increase in gross margin in the three and nine months ended September 30, 2013 as compared to the prior year periods was attributable to a shift in product mix as well as component and materials cost reductions.
Gross margin decreased by 3.4%, from 43.4% to 40.0%, for the three months ended September 30, 2013 compared to the three months ended June 30, 2013. This sequential decrease in gross margin was driven primarily by initial deployments into new customers which typically involve a lower margin product mix as initial deployments are generally comprised of thinly configured chassis, as well as by a pricing adjustment for one large customer.
We expect our gross margin to generally continue to improve as a result of continued increases in sales of higher margin products, the addition of software revenue to our revenue stream and ongoing component and materials cost reductions. Our gross margin, however, may fluctuate modestly from quarter to quarter depending primarily on the product mix sold.
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Research and development	$9,220	$4,889	$24,617	$12,305
Percent of total revenue	24.5%	17.0%	25.7%	18.6%
Research and development expense increased by $4.3 million, or 89%, from the three months ended September 30, 2012 to the three months ended September 30, 2013. This increase was primarily due to an increase in personnel-related costs of $2.8 million (including a $0.6 million increase in stock-based compensation) resulting from an increase in headcount of 49, or 56%, primarily to support continued investment in Blue Planet and our Z-Series platforms. Additional components of the increase include an increase in consulting and outside services of $0.9 million, an increase in expensed prototypes and supplies of $0.3 million to support our product development efforts and an increase of $0.2 million in depreciation.
Research and development expense increased by $12.3 million, or 100%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. This increase was primarily due to an increase in personnel-related costs of $8.3 million (including a $1.3 million increase in stock-based compensation), an increase in consulting and outside services of $2.0 million, an increase in expensed prototypes and supplies of $1.7 million to support our product development efforts and an increase of $0.4 million in depreciation.

We expect our research and development expenses to increase in dollar amount as we continue to invest in personnel and engineering projects to expand our product portfolio. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$10,518	$6,798	$29,356	$17,179
Percent of total revenue	27.9%	23.6%	30.7%	26.0%
Sales and marketing expense increased by $3.7 million, or 55%, from the three months ended September 30, 2012 to the three months ended September 30, 2013, primarily due to an increase of $2.3 million (including a $0.4 million increase in stock-based compensation) in personnel-related expenses due to the expansion of our sales force. To drive increasing revenue, we increased our sales and marketing headcount by 49 from September 30, 2012 to September 30, 2013, representing an increase of 60%. We also experienced increases in marketing and advertising expenses of $0.7 million, travel and related expenses of $0.5 million and an increased reserve for doubtful accounts of $0.3 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Sales and marketing expense increased by $12.2 million, or 71%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily due to an increase of $7.4 million (including a $1.1 million increase in stock-based compensation) in personnel-related expenses due to the expansion of our sales force. We also experienced increases in travel and related expenses of $1.4 million, marketing and advertising expenses of $1.2 million, an increased reserve for doubtful accounts of $0.7 million and increased consulting and outside services of $0.5 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
We expect our sales and marketing expenses to increase in dollar amount as we continue to invest in sales and marketing personnel and activities, particularly in international markets. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$3,895	$1,741	$9,853	$3,887
Percent of total revenue	10.3%	6.0%	10.3%	5.9%
General and administrative expense increased by $2.2 million, or 124%, from the three months ended September 30, 2012 to the three months ended September 30, 2013. The increase was primarily due to increased personnel-related expenses of $1.2 million (including a $0.6 million increase in stock-based compensation) resulting from an increase in headcount of 9. The increase in general and administrative headcount related to hiring of additional executive and other administrative employees to support our growth and our public company reporting obligations. Additional components of the increase included increases in accounting related expenses and legal costs of $0.6 million.
General and administrative expense increased by $6.0 million, or 153%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to increased personnel-related expenses of $3.5 million (including a $1.5 million increase in stock-based compensation) and increases in accounting related expenses, legal costs and consulting expenses of $1.3 million.

We expect our general and administrative expenses to increase modestly in dollar amount as we continue to build our infrastructure to support our expanded activities and public company reporting responsibilities. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest expense	(55)	—	(317)	(20)
Interest expense for the nine months ended September 30, 2012 related to our notes payable, which matured and were fully repaid in the first quarter of 2012. Interest expense for the three and nine months ended September 30, 2013 related to obligations under our revolving loans and term loans, which were entered into during December 2012. As of December 31, 2012 and September 30, 2013, we have drawn down $5.0 million and $5.0 million as term loans and $7.6 million and zero as revolving loans, respectively.
Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest Income	$17	$13	$24	$28
Preferred stock warrant liabilities	—	(1,048)	(2,602)	(1,790)
Foreign currency	(4)	(6)	(17)	(9)
Other	—	—	—	—
Other Income (expense), net	$13	$(1,041)	$(2,595)	$(1,771)
Other income (expense), net changed from an expense of $1.0 million and $1.8 million for the three and nine months ended September 30, 2012 to income of $0.0 million and an expense of $2.6 million for the three and nine months ended September 30, 2013. The increase was primarily due to the quarterly change in fair value of the preferred stock warrants of $1.0 million and $0.8 million. This change was due to the increase in the underlying valuation of our capital stock. Upon completion of the IPO in May 2013, the preferred stock warrant liability was re-classed to additional paid-in capital.
Liquidity and Capital Resources
We had cash and cash equivalents of $53.4 million at September 30, 2013. Cash and cash equivalents consist of cash and money market funds. We had marketable securities of $23.7 million as at September 30, 2013. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from amortized cost. The accumulated unrealized losses, net of tax, on marketable securities recognized in accumulated other comprehensive loss in our stockholders’ equity as of September 30, 2013 are not significant.

Generally, our marketable securities have maturity dates up to two years from our date of purchase and active markets for these securities exist.

For the three months ended September 30, 2013 we provided lease arrangements for one qualified end-user customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer, which generally have three year terms. As of September 30, 2013 we had $3.3 million and $6.5 million of short and long-term lease receivables, respectively. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.
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

On December 21, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. Loans drawn under the Loan and Security Agreement will be used for working capital and general corporate purposes. As of December 31, 2012 and September 30, 2013, we had drawn down $5.0 million and $5.0 million as term loans and $7.6 million and zero as revolving loans, respectively.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of September 30, 2013). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. On the date following such 12 month period and thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.
We plan to continue to invest for long-term growth. We believe that our existing cash and cash equivalents, together with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next 12 months.
The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash used in operations	$(19,265)	$(5,995)
Net cash used in investing activities	(28,590)	(3,681)
Net cash provided by financing activities	80,994	25
Effect of exchange rates on cash	8	5
Net increase (decrease) in cash and cash equivalents	$33,147	$(9,646)
Operating Activities
We used cash in operations of $19.3 million for the nine months ended September 30, 2013, primarily as a result of a net loss of $27.0 million which was partially offset by $9.7 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. In addition, we experienced increases in a majority of our working capital accounts, primarily due to significant increases in our operations as a result of growth in the business. Lease receivables increased by $9.8 million due to lease arrangements provided to one qualified end-user customer. This was offset by an increase in deferred revenue of $3.4 million, partially offset by an increase in deferred costs of $1.0 million related to such deferred revenue. The increases in deferred revenue and deferred costs primarily relate to shipped and billed hardware awaiting formal acceptance from customers with contracts under federal broadband stimulus programs. In addition, accounts payable and accrued liabilities increased approximately $5.7 million, primarily as a result of significant inventory purchases and timing of payments of invoices from our contract manufacturer. Additionally, accrued compensation increased by $2.0 million as we increased total headcount.

We used cash in operations of $6.0 million for the nine months ended September 30, 2012, primarily as a result of a net loss of $8.6 million which was offset by $4.2 million in non-cash depreciation, amortization, stock-based compensation and revaluation of warrants. In addition, we experienced increases in a majority of our working capital accounts primarily due to significant increases in our operations as a result of growth in the business. Accounts receivable increased by $11.4 million and deferred costs increased by $6.1 million. These increases were more than offset by increases in accounts payable and accrued liabilities of $12.6 million and deferred revenue of $11.0 million.
Investing Activities

Cash used in investing activities primarily relates to purchases of marketable securities and capital expenditures, such as lab equipment, tooling and computer hardware to support our growth. We used $28.6 million in cash for investing activities in the nine months ended September 30, 2013, primarily related to the purchase of marketable securities of $23.7 million as well as capital expenditures of $4.4 million. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Generally, our marketable securities have maturity dates up to two years from our date of purchase, and active markets for these securities exist.

We used $3.7 million in cash for investing activities in the nine months ended September 30, 2012, primarily related to capital expenditures.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2013, was $81.0 million. In May 2013, we completed our initial public offering which generated aggregate net proceeds of $87.4 million, net of underwriting discounts and commissions and offering costs. This was partially offset by repayment of $7.6 million outstanding under our revolving loan facility. Additionally, we received $1.2 million proceeds from the exercise of stock options and preferred stock warrants during the nine months ended September 30, 2013.
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
Contractual Obligations and Commitments

In July, 2013 we entered into a commercial building lease agreement for additional space in Petaluma, California. The July 2013 lease has a ten year term, estimated to commence on or about June 1, 2014 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. We have an option to extend the term of the lease for an additional five year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate, inflation and foreign currency risks. We also are exposed to risks relating to changes in the general economic conditions that affect our business. To reduce certain of these risks, we monitor the financial condition of our customers and manage our contract manufacturer and suppliers. In addition, our investment strategy has been to invest in cash, cash equivalents and marketable securities. To date, we have not used derivative instruments to mitigate any market risk exposures. We have not used, nor do we intend to use, derivatives for trading or speculative purposes. We do not believe that these risks have been material to date.
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $53.4 million at September 30, 2013. Cash and cash equivalents consist of cash and money market funds. We had marketable securities of $23.7 million at September 30, 2013. Marketable securities consist of U.S treasury securities, U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash, cash equivalents and marketable securities. We do not enter into marketable securities for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our marketable securities.
In addition, as of September 30, 2013, we had drawn down $5.0 million as term loans and zero as revolving loans under our Loan and Security Agreement with SVB. Due to the short-term nature of our marketable securities portfolio and our outstanding loan amounts, we believe that only dramatic fluctuations in interest rates would have a material effect on us. As a result, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities. We are not presently a party to any litigation. On July 24, 2013 the we settled the previously disclosed litigation involving a former employee. The settlement cost was recorded as a charge in the quarter ended June 30, 2013 and was not material to our results of operations.

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
Windstream Corporation, or Windstream, accounted for approximately 50%, 45%, 43% and 47% of our revenue for the three and nine months ended September 30, 2013 and 2012, respectively. Windstream has publicly indicated its intention to reduce its overall capital expenditures in 2013. Accordingly, we expect our sales to Windstream to decline in future periods. Nonetheless, we anticipate that a large portion of our revenue will continue to depend on sales to Windstream. In addition, given the episodic nature of capital expenditures associated with network deployments, we may derive a substantial amount of our revenue from a limited number of customers in future periods. As a result, unless we can substantially expand our sales to other existing or new customers, we will not be able to grow our revenue.
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

We believe that our future success will depend in large part upon our ability to identify, attract and retain highly qualified and skilled personnel, particularly engineers and sales personnel. Our employee headcount has increased from 39 as of December 31, 2008 to 303 as of September 30, 2013, and we currently plan to increase our headcount during the remainder of 2013 and into 2014, particularly in our research and development and sales and marketing organizations. To do so, we seek to identify and attract the highly skilled personnel we believe are essential to our success. Competition for skilled personnel is intense, particularly for those specializing in network and software engineering and sales, and those located in the San Francisco Bay Area. In addition, our headquarters location in Petaluma, in the northern part of the San Francisco Bay Area, may make it more difficult to attract qualified personnel that live in other parts of the Bay Area. We must continue to expand our sales force, including hiring additional sales managers, to grow our customer base and increase our sales. However, we cannot be certain that we will be successful in attracting qualified personnel, or that newly hired personnel will function effectively, both individually and as a group. In addition, newly hired sales personnel do not typically become productive for a significant period following their initial hiring, resulting in increased near-term costs relative to their respective sales contributions.
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
Since our inception, we have incurred net losses in each quarterly and annual period and, as of September 30, 2013 we had an accumulated deficit of $113.6 million. Although our revenue has grown rapidly in recent periods, our revenue growth is likely to slow and our revenue may decline in future periods as a result of a number of factors, including uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. Accordingly, you should not rely on our revenue growth in any prior quarterly or annual period as an indicator of our future performance. In addition, we anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to expend substantial financial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure, additional headcount and general administration. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. To the extent that our existing cash, cash equivalents and operating cash flows, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. Additionally, we cannot assure you that we will be able to raise additional funds on favorable terms, or at all. If we are unable to maintain adequate revenue growth, improve our gross margin or manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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
The suppliers of the components used in our Z-Series platforms deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of December 31, 2012 and September 30, 2013, we had commitments to Flextronics totaling $6.6 million and $9.2 million, respectively. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.
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
Our solutions are highly technical and, when deployed, are critical to the operation of our customers’ networks. Our solutions have from time to time contained and may in the future contain undetected errors, bugs, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of our revenue or delay in revenue recognition, loss of customer goodwill and customer relationships, harm to our reputation and increased service costs, any of which would adversely affect our business, operating results and financial condition. Quality or performance problems related to our Z-Series platforms that are covered under warranty could require us to repair or replace defective products at no additional cost to the customer. For example, we have recently experienced higher than expected failure rates with certain Z-Series line cards used by a number of our customers that were manufactured between 2010 and the spring of 2012, and have identified a line card power supply as the source of the failures. We are working with the power supply manufacturer to determine the root cause of the component failure and the expected mean time before failure for these components as well as to determine what configurations or environmental factors may be contributing to the risk of early failure in the field. We are, in certain circumstances, undertaking a proactive warranty repair and replacement program for line cards we ultimately determine to be at risk of early failure. While we have not yet fully quantified the costs of this warranty repair and replacement program, we currently believe that the costs will not be material and that our warranty reserve is sufficient to cover these costs. Should we determine, however, that a systemic defect exists, we may incur additional warranty-related expenses which could adversely affect our gross margins and operating results. If we experience quality or performance problems in the future related to our Z-Series platforms that are covered under warranty, we could be required to repair or replace defective products, which could have a material adverse effect on our reputation and results of operations In addition, any errors discovered in Blue Planet could cause customers and potential customers to abandon or never adopt Blue Planet, which could adversely affect our ability to grow our business. Moreover, we could face claims for product liability, tort or breach of contract from our customers, or be required to indemnify our customers for damages and third-party claims for a variety of reasons. Any increased costs, liabilities and diversion of resources associated with a warranty or other claim related to errors or alleged errors in our solutions could adversely affect our business, operating results and financial condition.

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

Over the past several years, some of our customers were Independent Operating Companies, or IOCs, and other telecommunications network providers that benefited from federal and state subsidies. Approximately 9%, 7% and 12% of our revenue for the year ended December 31, 2012, and the three and nine months ended September 30, 2013, respectively, was attributable to sales of our solutions to IOCs and other service providers that used government-supported loan programs or grants to fund purchases from us, such as those originating from the Rural Utility Service, or RUS, program administered by the U.S. Department of Agriculture, and broadband stimulus programs under the American Recovery and Reinvestment Act of 2009. For example, award grants under the broadband stimulus programs were issued between November 2009 and September 2010, with all funds that were awarded expected to be expended by September 2013. We expect that changes to or elimination of these programs are likely, especially given the current U.S. federal government fiscal issues, and that these support or stimulus funds will not be available to IOCs in whole or in part, which could reduce the ability of IOCs to access capital and reduce our revenue opportunities for selling our solutions to these IOCs. To the extent that any of our customers have received grants or loans under these RUS and stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.
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

We are subject to risks arising from our lease receivables, which may adversely affect our business, financial condition, and results of operations.
During the three months ended September 30, 2013 we provided lease arrangements for one customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Our exposure to the credit risks relating to our lease receivables described above may increase if our customers are adversely affected by a variety of factors including but not limited to a global economic downturn or periods of economic uncertainty.

Such requests for lease arrangements may increase in the future. We believe lease arrangements may be a competitive factor in obtaining business and if we are unable to extend or facilitate such arrangements, our business, financial condition and results of operations could be adversely impacted.
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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of September 30, 2013, 46,287,460 shares of our common stock were outstanding. The 8,899,002 shares of common stock sold in our IPO have been available for sale in the public market since the completion of our IPO in May 2013. On November 4, 2013, the IPO-related market standoff, or lock-up, agreements expired. As result, an additional 37,388,458 shares of our common stock became eligible for sale, subject in some cases to compliance with the volume limitations and other requirements of Rule 144. In addition, as of September 30, 2013, options to purchase an aggregate of 12,832,963 shares of common stock were outstanding of which options to purchase 4,943,254 shares were exercisable. With the expiration of the lock-up agreement, vested options are eligible for exercise and the underlying shares may be sold in the public market. The inflow into the public market of a significant number of shares could cause our stock price to decline.

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
Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 63.3% of the outstanding shares of our common stock based on the number of shares outstanding as of September 30, 2013. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

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
Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Public Offering of Common Stock
In May 2013, we closed our initial public offering (IPO) whereby 8,899,022 shares of common stock were sold to the public, including 899,022 shares of common stock pursuant to the exercise of an issued upon partial exercise of the overallotment option granted to the underwriters. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to registration statement on Form S-1 (File No. 333-187732), which was declared effective by the SEC on May 9, 2013. Goldman, Sachs & Co. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering and Pacific Crest Securities LLC and Piper Jaffray & Co. acted as co-managers. The offering commenced on April 26, 2013 and did not terminate before all of the securities registered in the registration statements were sold. The public offering price of the shares sold in the offering was $11 per share. The total gross proceeds from the offering to us were $97.9 million. After deducting underwriting discounts, commissions and issuance expenses of $10.5 million, we received approximately $87.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 9 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received primarily in money market funds and marketable securities. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds.
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

/s/ Mark A. Floyd	Chief Executive Officer and	November 12, 2013
Mark A. Floyd	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Michael W. Zellner	Vice President and Chief Financial	November 12, 2013
Michael W. Zellner	Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit number	Description of Document

10.1	Amended & Restated Master Lease dated September 27, 2013, between the Registrant and Windstream Supply LLC.

10.2	Amended & Restated Master Equipment Lease Commitment Agreement dated September 27, 2013, between the Registrant and Windstream Supply LLC.

10.3	Continuing Guaranty agreement dated August 27, 2013, between the Registrant and Windstream Supply LLC.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2 (1)	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

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