Form 10-K
period 2013-12-31
CYAN INC
filed 2014-03-25
CIK 1391636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(707) 735-2300
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $268.7 million as of June 30, 2013 which is the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person that owned 5 percent or more of the Registrants outstanding Common Stock were excluded due to the fact that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 46,764,987 shares of the registrant’s common stock issued and outstanding as of March 18, 2014.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement relating to its 2014 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market acceptance of our Blue Planet solution and its effect on our product mix and financials;

•	the impact of seasonality on our business;

•	our anticipated growth and growth strategies and our ability to effectively manage that growth;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	our ability to hire necessary qualified employees to expand our operations;

•	our reliance on our third-party manufacturers and component suppliers;

•	the evolution of technology affecting our products, services and markets;

•	our ability to adequately protect our intellectual property;

•	our liquidity and working capital requirements;

•	our spending of the net proceeds from this offering;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and

•	our ability to sell our products and expand internationally.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and growth prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Part I.

Item 1. Business
Overview
We have pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. Our solutions include high-capacity, multi-layer switching and transport platforms as well as a carrier-grade software-defined networking platform and applications. Our solutions enable network operators to virtualize their networks, accelerate service delivery and increase scalability and performance, while reducing costs. We have designed our solutions to provide a variety of existing and emerging premium applications, including business Ethernet, wireless backhaul, broadband backhaul and cloud connectivity. By deploying our solutions, network operators can transform legacy networks into open, multi-vendor, carrier-grade software-defined networks, or SDNs. Our solutions not only reduce network operators’ ongoing capital and operating expenses, but also enable their networks to more flexibly support rapidly changing service requirements and new business models.
Network operators, which include service providers as well as others with similar network requirements, are facing immense pressure on their existing networks and business models. New applications and communications trends are driving tremendous growth in bandwidth demand, resulting in increased service requirements as well as dramatic shifts in overall network traffic patterns. At the same time, competition from traditional vendors as well as new market entrants is limiting service providers’ ability to sustain and grow revenue. As a result, service providers must upgrade their networks, and in particular their regional and metro or “middle mile” networks, both to handle the exponential scaling challenges driven by these trends as well as to profitably deliver the growing breadth of premium services demanded by their subscribers. Other network operators are also facing these scalability requirements while seeking to deliver new applications that improve the productivity and efficiency of their businesses. We designed our solutions to enable network operators to address these challenges while scaling their networks and services efficiently.
We provide comprehensive solutions consisting of our family of Z-Series high-capacity, multi-layer switching and transport platforms, our Blue Planet carrier-grade SDN orchestration platform and applications and a range of professional services. Our Z-Series family of products has been designed to support the multiple concurrent technologies used in regional and metro networks, including both Ethernet-based services as well as optical services. Our Z-Series platforms are architected to transport traffic over the most efficient network layer, utilizing both electrical and optical domains, to enable network operators to maximize network capacity at the lowest cost per bit. Our solutions are designed to support a variety of use cases from traffic aggregation at the network edge to multi-terabit switching optimized for handoff at the network core.
The second element of our solution is our Blue Planet platform that we introduced in December 2012. Our Blue Planet platform is a carrier-grade software-defined networking solution purpose-built to address network operator requirements. Blue Planet is the latest implementation of our network virtualization and management software that we first introduced in 2009 to work in combination with our high-capacity, multi-layer switching and transport platforms. Blue Planet is designed to simplify the development, deployment and orchestration of scalable communications and business applications over high-performance networks. Blue Planet is designed to enable our customers to make more efficient use of existing network assets, cost-effectively expand network capacity and significantly accelerate the delivery of premium, revenue-generating services to their customers. By deploying Blue Planet, our customers can also provide their subscribers with network-as-a-service, or NaaS, allowing for real-time tailoring and customization of their network architecture and services to meet their end-customers’ specific needs.
We were founded in October 2006 to simplify network operations and accelerate innovation through a centralized, open, multi-vendor, software orchestration model. We launched our first Z-Series platform in September 2009. Since then, we have led emerging, carrier-grade SDN initiatives in the industry through our development of open, multi-vendor and multi-layer planning, management and verification software. In April 2010, we launched one of the first multi-layer network management solutions. In December 2012, we launched Blue Planet, our carrier-grade SDN platform that is designed to allow network operators of all types to virtualize their networks and simplify the development, deployment and orchestration of scalable communications and business applications over high-performance networks.
Our customers range from service providers to high-performance data center and large, private network operators. We target our customers through our direct sales force and through channel partners. Our solutions have been deployed primarily across North America as well as in Asia and Europe by over 150 customers.

Corporate Information

We were incorporated in Delaware on October 25, 2006 under the name Cyan Optics, Inc. and we changed our name to Cyan, Inc. on November 9, 2011. Our principal executive offices are located at 1383 N. McDowell Blvd., Suite 300, Petaluma, California 94954, and our telephone number is (707) 735-2300. Our website is www.cyaninc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
Industry Background
Service providers are facing an imperative for significant network and business model transformation. Despite growing demand for bandwidth and expanded service offerings, service provider revenue has remained relatively flat, mainly due to competitive pressures. Accordingly, service providers are increasingly challenged to provide their services in a cost-effective manner and to deliver new services that drive additional revenue streams. In addition, the service provider business model is changing from one of deploying fixed bandwidth to one of dynamically provisioning services. However, due to the proprietary and inflexible nature of existing networks and infrastructure, dynamically provisioning services and managing these networks and infrastructure has become cost-prohibitive. This is especially true in regional and metro networks. In addition, other network operators are also facing these scalability requirements while seeking to deliver new applications that improve the productivity and efficiency of their businesses.
Regional and metro networks sit between core networks-the networks that provide national connectivity-and access networks-the networks that provide the connection point to fixed and mobile business and consumer users. Regional and metro networks distribute the traffic from the core to the access networks and back, thereby enabling the end-to-end communications that connect content and applications to the enterprises and consumers who use them. These networks also typically serve as critical aggregation points, aggregating traffic for transport to other regional and metro networks via core networks.
Traditional regional and metro network architectures were built over decades, and were typically designed to deliver voice and legacy data services, such as frame relay, to business and residential subscribers that were primarily local or proximate to the specific regional or metro network. As services were added or offerings were scaled to serve more subscribers, network operators typically built, operated and managed segregated networks running in parallel. Network operators have historically used a variety of technologies to deliver reliable service at scale, including Ethernet as well as legacy optical technologies such as fixed DWDM and SONET/SDH, which has added to the complex and disparate nature of these legacy regional and metro networks. Given the limitations of legacy optical technology and network design practices, these dedicated and disparate networks are struggling to accommodate the explosion of services with high-bandwidth or strict service level agreement, or SLA, requirements.
Technology Shifts are Pressuring Network Operators to Increase Bandwidth and Enhance Performance
Today’s networks require dramatic transformation to meet the service demands driven by significant technology shifts, including:

•	Proliferation of Mobile Devices. Users of all types are increasingly connecting to networks through powerful mobile devices ranging from smartphones to tablets.

•
Rapid Adoption of Bandwidth-Intensive Applications.    Innovation in consumer and enterprise applications has driven rapid adoption and increases in time spent online, both in mobile and fixed environments. Moreover, these new types of applications, such as video, social media, gaming and enterprise software-as-a-service, are increasingly bandwidth intensive and latency sensitive.

•
Growth in Cloud Computing.    Enterprises and consumers are rapidly adopting cloud-based technologies to host an increasing number of applications, store their data and leverage on-demand computing resources.

At the same time, the nature of data traffic has transformed from static, point-to-point, fixed connections to dynamically provisioned networks offering an array of new services. As a result, network operators are being forced to upgrade their networks to profitably deliver these premium services as well as to handle the increased demands of their end-customers, which include higher throughput and utilization, better performance and increased provisioning speed in order to deliver high-quality services cost-effectively.

Ethernet has Emerged as the Dominant Network Protocol
As network operators have sought to meet the demand for greater bandwidth and deliver a variety of services at lower costs, their networks increasingly have come under stress. To address these pressures, they have increasingly looked to deploy Ethernet-based technologies. Ethernet standards have evolved significantly and now support carrier-grade public network requirements. Moreover, Ethernet now supports high-bandwidth, carrier-grade environments at a significantly lower price per bit than traditional technologies. As subscribers have also been rapidly adopting Ethernet, transitioning to packet-based architectures affords network operators greater flexibility and efficiency in service delivery. As a result, we believe that network operators will shift more of their capital budgets towards purchasing Ethernet-based solutions.
Regional and Metro Networks Are Increasingly Critical to Network Operators’ Abilities to Scale and Provide Enhanced Services
As the demands on networks increase, regional and metro networks are becoming increasingly critical to network operators’ abilities to scale network capacity as well as aggregate, deliver and manage required services and content efficiently. Additionally, network operators are now seeking to offer new premium services with guaranteed service levels, as opposed to relying on traditional best-efforts service delivery models. Network operators desire to offer premium services for the following applications:

•	Business Ethernet. Providing scalable bandwidth and flexible Ethernet services to support business applications with high service level requirements.

•	Cloud Connectivity. Offering direct, high-speed links to cloud-based services and between data centers.

•	Broadband Backhaul. Transporting traffic for advanced services such as video between the core network and subscribers.

•	Wireless Backhaul. Providing high-capacity transport services at strict service levels optimized for cellular networks.

•	Wholesale Transport. Offering backbone infrastructure to deliver scalable services at low latency under high service levels.

•	Private Networks. The ability to implement IP, Ethernet and optical-based private networks for secure and dedicated bandwidth services.
Legacy Approaches are Inadequate to Address Network Growth and Performance Requirements
Regional and metro networks are highly capital intensive to build, operate and maintain. Historically, network operators have upgraded capacity only as technology and subscriber demands on their networks have changed. Although network operators must increase the scale of their complex networks to accommodate the increased demand for packet-based services, they must also maintain legacy services for subscribers over their existing networks. Legacy approaches to augmenting regional and metro networks suffer from multiple challenges, including limitations on scalability, performance, flexibility and ability to provision new services efficiently and cost-effectively. These legacy approaches include:

•
Adding Dedicated Networks.    The historical practice of adding new dedicated and often disparate overlay networks has failed to cost-effectively scale. Deploying disparate overlay networks with hardware and software infrastructure from multiple vendors increases the operational and management complexity and expense associated with operating these networks. Moreover, the capital expense associated with scaling services to other areas of the network is burdensome.

•
Deploying Router-Based Products.    Routers have historically been deployed to forward traffic between network connections leveraging a variety of physical mediums and protocols. A router essentially processes every packet that it forwards using commonly available computer processors. Although innovation in router technology has improved processing performance over time, the approach of adding more routers to address continually increasing capacity requirements remains cost-prohibitive. Despite improvements in technology, it is impractical to scale a router-based architecture to address these increasing network requirements, such as 10 gigabit-per-second, or 10G, and 100 gigabit-per-second, or 100G, environments. While routers are required at select network locations, they would be cost-prohibitive to deploy throughout regional and metro transport networks.

•
Modifying Existing Operations Support Systems.    Core operations support systems, or OSS, were designed decades ago to support routine administrative tasks associated with network operations. They interact poorly with modern software systems, are not designed to address the higher level network planning, management and coordination functions necessary in today’s networks and do not provide holistic visibility over the entire network. Traditionally, network operators have implemented a patchwork of disparate software systems that run on top of legacy OSS systems to augment their functionality. This creates difficulties coordinating between systems or network layers, increases maintenance costs and slows the provisioning of new services.

Need for Network Transformation
We believe that the legacy approaches to designing regional and metro networks are inadequate to effectively handle next-generation service demands. Network operators require a new approach to drive network transformation, including new levels of scalability and service flexibility, while reducing their ongoing capital and operating expenses. They are seeking an open architecture that is conducive to deploying multi-vendor, best-of-breed networks and to supporting future innovations while enhancing network efficiency and performance. Moreover, to remain competitive, network operators need to evolve their networks to support higher-bandwidth requirements, introduce new revenue-generating, premium services and manage network traffic at the optimal layer in a low-latency, cost-optimized way using both the optical and Ethernet layers. Accordingly, we believe that network operators require new approaches to both their software and infrastructure to achieve network transformation.

•
Software Transformation.    To virtualize their networks and realize the promise of NaaS, network operators must deploy SDNs. SDNs simplify networks and create a more open environment by removing proprietary control planes from legacy network elements and replacing them with a network control plane using protocols such as OpenFlow to orchestrate connections and services over cost-optimized, multi-vendor networks. Utilizing an SDN approach would enable network operators to customize and differentiate their networks and would allow for the development of third-party applications.

Similar to the changes brought about by server virtualization in which IT managers can decouple applications and their environments from the underlying hardware, introducing greater levels of freedom and flexibility in the data center environment, SDNs decouple network logic and policies from the underlying switching hardware, bringing new flexibility into the wide-area networking environment. Network operators that virtualize their networks can partition subsets of their network resources to present a custom network to each enterprise customer, enabling the activation, control and provisioning of services on demand.

•
Infrastructure Transformation.    Given the heterogeneous characteristics of regional and metro networks, network operators should embrace multi-layer platforms that provide embedded switching capabilities. These platforms would enable a more flexible network architecture, reducing the dependency on legacy technologies, such as routers, that do not scale cost-effectively. An optimal approach would leverage packet and optical technologies to transport and deliver network traffic over the most appropriate layer, thereby maximizing network capacity and minimizing the cost per bit of traffic.

Network operators need a new approach that incorporates the benefits of software-defined networking and multi-layer switching platforms. We believe that this transformation of network architecture would provide network operators with improved flexibility, increased scalability and performance, accelerated time to value from new services, delivery of a broad range of applications and lower total cost of ownership through decreased capital expenditure and operating expenses.
We believe that an innovative solution which meets capital budget constraints for both green field deployments and existing network environments is imperative. We also believe that this type of solution would enable network operators to address a range of network upgrades associated with spending typically earmarked for products and markets including Ethernet services edge routing, access aggregation, metro WDM, multi-service provisioning platforms and packet-optical equipment. We believe that our solutions address a substantial portion of these aggregated markets.
Our Solution
We have pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. Our solutions include high-capacity, multi-layer switching and transport platforms, as well as a carrier-grade software-defined networking platform and applications.

We provide comprehensive solutions consisting of our family of Z-Series high-capacity, multi-layer switching and transport platforms, our Blue Planet carrier-grade SDN orchestration platform and applications and a range of professional services. Our Z-Series family of products has been designed to support the multiple concurrent technologies used in regional and metro networks, including both Ethernet-based services as well as optical services. Our Z-Series platforms are architected to transport traffic over the most efficient network layer, utilizing both electrical and optical domains, to enable network operators to maximize network capacity at the lowest cost per bit. Our solutions are designed to support a variety of use cases from traffic aggregation at the network edge to multi-terabit switching optimized for handoff at the network core.
Customers may choose to deploy Blue Planet either on a standalone basis or integrated with our Z-Series platforms. By deploying our solutions, network operators can realize the following benefits:

•
Deliver Virtual Networks.    Our solutions enable our customers to activate, control and modify network services through our centralized, software control plane. By deploying our Blue Planet platform, network operators can present a custom network to each enterprise customer and rapidly offer services based on packet, OTN and WSS-based wavelength aggregation and switching technologies. Additionally, our approach embraces a multi-vendor environment by integrating with third-party network devices and centralizing the visualization and management of the disparate network elements. Our solutions also integrate with open protocols, such as OpenStack, to enable end-to-end virtualization of networks including data center interconnect.

•
Enhance Flexibility and Support Open Architectures.    Our multi-layer solutions give network operators the flexibility to support a changing service mix and the ability to evolve their networks to a packet-based approach at their own pace. For example, our Z-Series platforms are modular and support any combination of Ethernet and legacy optical services that can be swapped or added at any time. Our solutions were designed for network-wide deployment and support a variety of use cases from aggregation at the network edge to multi-terabit platforms optimized for handoff at the network core. Our solutions have open APIs that our customers can use to develop custom business applications or integrate with third-party applications.

•
Increase Capacity and Scalability.    Our solutions are designed to scale in a distributed and highly available manner to manage large networks of thousands of network elements supporting tens of thousands of services. Moreover, our Z-Series family of high-capacity, multi-layer switching and transport platforms increase network capacity and optimize cost per bit by tailoring traffic transport to the appropriate network layer, leveraging both electrical and optical domains. Because aggregation may be performed at one layer and multiplexing and transport at others, networks that incorporate our solutions require fewer router ports and offer lower latency than legacy approaches. Additionally, our purpose-built Z-Series platforms support high-capacity networks using industry standard components, facilitating backplane and switch fabric interconnect rates in excess of 100G per line card slot, enabling an easy migration to future 40G and 100G Ethernet services.

•
Accelerate Time to Value.    Our Blue Planet platform includes advanced network and service planning applications, enabling network operators to design multi-layer networks quickly and cost-effectively. Advanced algorithms and an intuitive user interface simplify and accelerate the network planning process. Advanced three-dimensional visualization tools combined with network virtualization technology enable on-demand provisioning and deployment of customized services to subscribers. Additionally, our carrier-grade SDN approach enables network operators to access network peripherals and functions remotely, thereby allowing them to rapidly extend the delivery of new services throughout their networks. Because network operators can deploy our software independently from our Z-Series platforms, we can offer valuable network operations services to our customers on an expedited basis.

•
Enhance Performance and Intelligence.    Our Blue Planet platform includes real-time and historical analytics to track network performance and assist in capacity planning. This intelligence is available through a centralized service portal that our customers can utilize, and through which they can provide secure access to their customers in order to provide a differentiated service offering. This service portal not only provides the ability to verify compliance of SLAs and a variety of other metrics, but can also be configured to allow end-user bandwidth changes for the contracted service and automatically provide this data to billing systems via APIs. Network operators and their end-customers can use Blue Planet extensively to troubleshoot network performance issues, monitor and report on network SLAs and make better business planning decisions.

•
Offer a Broad Range of Premium Applications.    Our solutions enable network operators to offer a wide range of applications in their regional and metro networks. Blue Planet enables network operators to deliver differentiated Ethernet services that enhance their end-customers’ experiences, allowing network operators to derive additional sources of revenue. For example, our customers frequently offer business Ethernet, wireless backhaul, broadband backhaul, cloud connectivity and wholesale transport. Our solution simplifies and accelerates the delivery of these services for all types of customers, including multinational, regional, wholesale and retail service providers. Moreover, Blue Planet allows network operators to either develop their own custom applications, utilize our applications or seamlessly integrate third-party applications.

•
Scale Networks Cost-Effectively.    Our solutions enable network operators to reduce capital and operating expenses by minimizing the need for disparate legacy networks and related software. Moreover, our Z-Series platforms reduce the need for unnecessary routers and optimize cost per bit by transporting traffic over the appropriate network layer according to the needs of the application. Our platforms leverage industry standard components and are designed to be controlled by software, thereby reducing capital expenditures associated with deploying as well as operating expenses associated with monitoring and maintaining our products. The modular design of our solutions further reduces costs by enabling our customers to add services and functionality on a pay-as-you-grow basis as well as by limiting field technician dispatches. Our Blue Planet platform with flexible hosting models, including private, public and hybrid cloud options, significantly reduces costs and administrative burdens associated with network management, software updates, SLA monitoring and network planning. Additionally, our multi-layer approach to networks enhances long-term capital efficiency and reduces operating expenses by enabling our customers to migrate to packet-based networks over time.

Our Strategy
Our goal is to establish our position as a leading provider of open, multi-vendor, carrier-grade networking solutions. The key elements of our strategy include:

•
Extend Our Technology Leadership in High-Performance, Carrier-Grade Networking.    Our carrier-grade SDN solution is purpose-built for high-performance network requirements. We intend to leverage our technology leadership position by continuing to define the market requirements for carrier-grade SDNs and high-capacity, multi-layer switching and transport solutions. We also plan to continue to invest in sales and marketing resources to raise awareness of the full benefits of virtualizing high-performance networks. A key element of this strategy is to continue to develop innovative Blue Planet applications, as well as leverage third-party application development through our open APIs.

•
Develop Innovative Products and Technology.    We plan to continue to introduce new software and hardware products that enable our customers to more effectively offer new services and increase their profitability. For example, we are developing new applications that enhance the value of our Blue Planet platform as well as new line cards that augment our Z-Series platforms for new use cases. Our strong relationships with our customers provide us with valuable insights into deployment demands, market trends and end-user needs. We plan to leverage these relationships and insights to continue to develop and enhance our solutions.

•
Expand Our Service Provider Customer Base.    Because our approach enables service providers to improve the return on their existing networks while transitioning to packet-based networks over time, we target customers through multiple initial deployment opportunities. We have found that our solutions are well suited to deployments that involve green field network projects as well as helping our customers replace or evolve legacy architectures. We recently launched our Blue Planet platform that can be purchased with or without deploying our Z-Series platforms, thus enabling network operators to deploy our network operations services quickly and efficiently in legacy networks. We intend to target new service provider customers by continuing to invest in our sales force, field operations and support functions as well as by deepening our engagement with our current partners and establishing relationships with new channel partners.

•
Sell Additional Solutions to Existing Customers.    We intend to sell additional solutions to our growing installed base of existing customers. Our customers have historically purchased our solutions using an incremental approach that begins with a targeted product purchase to address specific services or portions of their networks and expands to additional product purchases as they experience the benefits of our solutions. Our solutions are well suited for a pay-as-you-grow approach. We intend to continue investing in our existing customer relationships to drive the adoption of additional products as our customers scale and evolve their network services over time.

•
Extend Our Presence in New Geographies.    We believe that international markets represent a significant growth opportunity for us. As of December 31, 2013, we had over 150 customers, primarily in North America. We have found that establishing relationships with recognized network operators in a new region enables us to win new business at other additional potential customers in the region more rapidly and at a lower acquisition cost. In Asia, Europe and South America, we plan to leverage our relationships with our existing customers to enhance our brand recognition and broaden deployment by other customers in the region. Additionally, we have or are in the process of engaging channel partners in various regions outside of the United States, and we are growing our channel partner network as we continue our growth and international expansion.

•
Expand in Emerging Customer Verticals.    We have initially targeted our solutions to traditional service providers, such as local access service providers and regional transport providers. We plan to target emerging customer verticals with use cases well suited to the benefits of our solutions, including large data center networks, governments, cable MSOs as well as enterprises that build and operate large, private networks.

Our Technology
The key strength of our solutions is the integration of our various packet, optical and software technologies across our range of products. Since our founding in October 2006, we have focused our efforts on developing solutions based on a centralized, open, multi-vendor software orchestration model. Our hardware solutions are comprised of the integration of commercially available network components into a robust packet-optical, high-capacity, multi-layer switching and transport platform. Our software has been designed to provide our customers with the benefits of our solutions regardless of whether deployed in conjunction with our hardware platforms or with third-party hardware platforms. The differentiating elements of our proprietary technology include:

•
Scalability.    While 10G Ethernet services are the dominant interface of choice in most current networks elements, 100G Ethernet is rapidly evolving and projected to be an increasingly dominant service interface over the next several years. Our Z-Series family of high-capacity, multi-layer switching and transport platforms provide for scalability and density, supporting well over 100G per card slot and hundreds of gigabits to terabits of non-blocking platform capacity. Our Z-Series platforms support 100G of card-to-card interconnectivity through ultra-high-capacity backplanes and switch fabrics providing a simple migration path to 100G Ethernet services support. This non-blocking 100G grooming capability, combined with DWDM line cards, supports a mix of 10G and 100G wavelength services and provides a robust foundation to scale future services. Leveraging our Z-Series architectural scalability and software capabilities, Ethernet services of up to 100G are supported on current line cards, while the ability to support up to 200G of protected service capacity per line card slot will enable a seamless migration to 40G and 100G Ethernet line cards as those technologies become more broadly adopted. In addition, certain features and functionalities, including capacity upgrades, can be enabled remotely through our provisioning software.

•
Multi-Layer Technology.    Our Z-Series platforms, as controlled by our orchestration software, direct network traffic across the most appropriate and efficient network layer, including both electrical and optical paths. Our regional and metro network solutions encompass the Ethernet service layer, and other transport layers including connection-oriented Ethernet, SONET, SDH, G.709 OTN and wavelength transport technologies. Our Z-Series platforms facilitate the transition from legacy time-division multiplexing, or TDM, to packet and/or DWDM. Our Z-Series platforms support a complete range of transport requirements across aggregation, transit and hub locations.

•
Open Software Development Process.    We have designed our technology to integrate with legacy networks and third-party vendor network infrastructure. The capabilities of our platforms allow our customers to continue to leverage their legacy network investments while migrating to more software-oriented, packet-based networks at their own pace. Additionally, our technology can be integrated into regional and metro networks currently utilizing decades-old OSS and provide our customers with a bridge to migrate from these antiquated systems to our Blue Planet and Z-Series solutions. Additionally, our open APIs allow our customers to custom build their own applications or integrate third-party applications, thereby diversifying the services they can offer and allowing our customers to tailor services to the specific needs of their end-user customers.

•
Abstraction and Visualization.    Through the abstraction and centralization of network control software, our technology allows network planning and control decisions to be made with full knowledge of all available network resources and all contractually committed services. These attributes also enable the virtualization of the network for NaaS and other dynamic service capabilities. High-performance networks are comprised of multiple technologies and a number of logical layers which include fibers, DWDM wavelengths, TDM and packet transport technologies and services. We have developed technology that allows for an integrated view and software control of these network elements with unique three-dimensional network visualization. Our software provides end-to-end visibility and control over how circuits and services are groomed and routed as well as the ability to visualize the data path across the nodes, shelves, line cards and optical fibers across the different transport layers of the network. The visibility provided by our software increases the efficiency of network configurations and reduces errors when making additions or changes to the network.

Products and Solutions
We provide comprehensive solutions consisting of our family of Z-Series high-capacity, multi-layer switching and transport platforms, our Blue Planet carrier-grade SDN orchestration platform and applications and a range of professional services. Network operators can use our software solutions either on a standalone basis or integrated with our hardware solutions, to realize the benefits of our solutions and enable multi-vendor, best-of-breed networks.
We launched our first Z-Series platform in September 2009. Since then, we have led emerging SDN initiatives in the industry through our development of open, multi-vendor, multi-layer planning, management and verification software. In April 2010, we announced one of the industry’s first multi-layer network management solutions. Building on our continued expansion of our software offerings over time, in December 2012, we launched Blue Planet, a carrier-grade SDN platform for regional and metro networks that allows network operators of all types to virtualize networks and simplify the development, deployment and orchestration of scalable communications and business applications over high-performance networks.
Cyan Z-Series
Our Z-Series family of high-capacity, multi-layer switching and transport platforms is comprised of three different chassis that support interchangeable Z-Series line cards that network operators can deploy to allow for scalable solutions from the access edge of the network, across the metro and regional network to the core of the network. Each Z-Series platform is comprised of a chassis that supports a variety of interchangeable line cards to provide a wide range of applications for Ethernet services, TDM or wavelength aggregation, signal grooming and transport services. Our Z-Series platforms integrate with our software, including Blue Planet and our predecessor multi-layer network management solutions, to provide network operators with a range of software solutions.
Our Z-Series platforms are scalable with a backplane and switch fabric design that supports over 100G per line card slot. 100G services can be deployed across our Z-Series platforms via line cards and, in certain cases, software upgrades. Our Z-Series line cards can be software upgraded remotely for future features and functionality. We enable this functionality through our Blue Planet software and associated Z-Series software upgrades without the need for costly field technician deployment. The Z-Series platforms range in size and capability from the Z22 to the Z77, allowing our Z-Series products to be deployed from the edge to the core of the network as well as in high-performance networks of varying size and capacity. We also offer our Cyan Z-Series L-AMP, which is a fully self-contained line card that is a bi-directional mid-span optical amplifier/repeater. We currently offer approximately 25 different line cards that provide varying functionality to our Z-Series chassis, each of which can be utilized in all of our Z-Series chassis.

Our Z-Series platforms provide a level of integration that exceeds that available from legacy platforms. For example, a single Z-Series platform natively supports the transportation of packet, TDM and wavelength services with the option of supporting a reconfigurable optical add/drop multiplexer. The solution also supports the functionality and scale of Ethernet transport switches with connection oriented Ethernet transport standards and Metro Ethernet Forum-based services. The Z-Series platforms can be remotely provisioned using our Blue Planet operations app, which provides multi-layer, three-dimensional network visualization, simplifies provisioning and provides ongoing operations support for improved operational performance.
Certain features of our Z-Series platforms can be activated remotely utilizing Blue Planet or our previous network management solutions. For example, many of our Z-Series platforms contain multiple functionalities, some of which may not initially be utilized by our customers. Once a customer decides to implement these capabilities, they can be enabled through Blue Planet.
Cyan Blue Planet
Cyan Blue Planet is a carrier-grade software-defined networking platform that provides network virtualization and service-enabling applications, including networks and service planning, operations and monitoring. This carrier-grade SDN platform includes a core management platform and a range of applications to meet diverse requirements of network virtualization and control across the multiple layers of regional, metro and data center networks. Blue Planet allows network operators to virtualize their networks, make more efficient use of their network assets and accelerate delivery of services to their customers. The Blue Planet platform and apps provide our customers with visibility and centralized control over disparate network elements.
Blue Planet is the latest implementation of the network virtualization and management software that we first introduced in 2009 to work in combination with our Z-Series platforms. Blue Planet is available to customers using our Z-Series platforms as well as customers desiring to control networks that do not have any of our hardware deployed.

The Blue Planet software platform is comprised of three fundamental elements: a core operating system, or SDN orchestration layer; applications which provide the interface for and delivery of specific services, referred to as apps; and element adapters that allow customers using Blue Planet to control Cyan Z-Series platforms and to monitor and/or control a range of third-party network elements in their networks.
The core of Blue Planet is a carrier-grade SDN orchestration platform, which includes an operating system, a hypervisor, a messaging system, middleware and a web portal, all running on a scalable, distributed, computing environment. Blue Planet provides an open architecture with advanced clustering and database management to meet performance and availability requirements.
Blue Planet offers the capability to deploy an array of apps, including both our own Blue Planet apps, as well as apps built by third-party developers or our customers themselves, to monitor and control underlying network infrastructure and plan, manage, and verify networks and services. Blue Planet allows apps to interact not only with OpenFlow compliant network devices, but also with legacy devices deployed prior to the development of carrier-grade SDN, thereby providing our customers with added flexibility in network deployment. By allowing our customers to deploy their own apps or third-party apps on Blue Planet, we allow our customers to provide their own unique set of value-added service offerings.
We currently offer the following apps:

•
Planet Design.    As networks continue to expand in size, scope, and technological complexity, the process of planning new deployments, or expanding existing networks, becomes increasingly difficult. The Planet Design application allows network operators to design networks more quickly and cost-effectively, accelerating the deployment of new services.

•
Planet Operate. Wide area networks consist of multiple independent network layers. Historically, each of these layers has been operated independently using separate, vendor-specific, management systems with no awareness of adjacent layers or network resources.  The resulting complexity leads to operational inefficiencies, such as poor overall network utilization, configuration errors, delayed resolution of issues, and ultimately, to higher costs. Planet Operate is the industry's first SDN-enabled network management application providing end-to-end fault, configuration, accounting, provisioning, and security (FCAPS) capabilities, and more, to dramatically simplify the operation of multi-vendor, multi-layer networks.

•
Planet View. Service Level Agreements (SLAs) are a critical component of metro/business Ethernet, wireless backhaul, wholesale transport, and other network services. However, generating SLA compliance reports for end-customers is typically a manual, labor-intensive process that requires aggregating data from multiple different sources on a reactive basis. Planet View is Cyan’s performance monitoring and SLA assurance application that allows the network operator to provide end-customers with real-time and historical visibility into the performance of their services via a customized web portal.

•
Planet Inventory. Rapidly changing network demands are causing an increased emphasis on the performance and ROI of network assets. As a result, many network operators are asking for a clear, multi-vendor view of what is in their network and how it is performing. The Planet Inventory application provides inventory reporting for multi-layer, multi-vendor packet-optical networks. Furthermore, Planet Inventory supports integration with existing inventory systems via RESTful northbound APIs. Planet Inventory provides full-featured asset and circuit inventory reporting in multi-vendor networks for service providers. By simplifying inventory reporting and verification, Planet Inventory allows service providers to optimize network operations. Planet Inventory collates all network infrastructure data and keeps it up to date, helping to streamline processes that improve operational performance. These improvements are realized in an operator’s ability to manage network maintenance more efficiently as well as via increased service velocity because the asset and circuit data reported by Planet Inventory uses the network as the database. This eliminates the problem of off-line inventory data not being aligned with the network.

The third component of the Blue Planet platform is element adapters. These element adapters act as the control and communications interface between the Blue Planet orchestration platform and apps and the specific hardware installed in a network. In addition to providing element adapters for our own Z-Series platforms, we currently offer element adapters that enable monitoring and/or control of approximately 50 network devices from a number of network hardware manufacturers.

Customer Service, Support and Training
CyNOC Professional Services
CyNOC is our network operations center service that offers monitoring and managing of our customers’ services, providing our customers with an added layer of services and support for those that subscribe to this service. CyNOC expands on the power of our Blue Planet platform with network operations center services provided by our customer service engineers. CyNOC services are available in multiple service levels ranging from proactively monitoring to full scale managing of our customer’s Z-Series platforms and legacy network elements. We offer our customers partial or complete NOC services to manage their entire multi-vendor networks. Additionally, a number of our customers who maintain their own internal NOC leverage our services as a backup NOC. These services are typically sold to our customers for a one-year term at the time of the initial product sale, subject to annual renewals thereafter.
Maintenance, Support and Training Services
We offer Cyan PRO professional services to provide ongoing technical support with our hardware and software products through a variety of service packages to meet the requirements of most network operators as well as customized packages to meet more specialized requirements. We provide this variety of customer service products and support through our technical support engineers as well as through our growing network of authorized and certified channel partners. Our customer support organization operates 24 hours a day and is available by phone, email and online through our customer portal and offers a single point of contact for technical assistance with hardware, software and network issues. Additionally, we offer our end-user customers access to ongoing software updates, upgrades, bug fixes and repairs when and if available. We also have a customer portal available through our website which allows our channel partners and our customers to manage support tickets, download software and search our online knowledge database. These services are sold to our customers typically for one-year terms at the time of the initial product sale, subject to annual or multi-year renewals thereafter.
CySupport is our integrated software maintenance and technical support services package, which provides all essential software and services in one simple and cost-effective package.
CyService encompasses a range of additional professional services to assist our customers in their operations, including network deployment and installation services. We offer an innovative suite of professional services to ensure successful network deployment that can be tailored to the needs of our customers and range from site surveys to test plan creation. In addition to complete engineer, furnish and install, or EF&I, services, we also offer assistance with network design, integration and migration planning, network performance analysis, and installation of both our products as well as third-party equipment. These services are invoiced separately at the time of the initial product sale.
We also provide training services to educate our end-customers on the implementation, use, functionality and ongoing maintenance of our products. These training services can be provided at our facilities, on-site at the location of our customer’s choice or through a variety of multimedia resources based upon customer preference.
Customers
We sell our Z-Series and Blue Planet platforms and other services primarily to service providers and high performance data center and private network operators.
As of December 31, 2013, our solutions have been sold to over 150 customers. For the years ended December 31, 2013, 2012 and 2011, our largest customer was Windstream Corporation, which accounted for approximately 39%, 45% and 37% of our revenue. Additionally, Telephone and Data Systems, Inc. (TDS) represented approximately 11% of our revenue for the year ended December 31, 2013. No other customers represented more than 10% of our revenue for the years ended December 31, 2013, 2012 and 2011.
All orders by Windstream are made pursuant to purchase orders and not pursuant to a long-term purchase commitment. We expect our revenue derived from sales to Windstream to decline in future periods. Revenue from customers located outside of the United States was approximately 9%, 5% and 1% of our revenue for the years ended December 31, 2013, 2012 and 2011.
Our sales are made primarily pursuant to purchase orders with our customers rather than pursuant to committed long-term supply contracts. At any given time, we have backlog orders for products that have not shipped. Our backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within the same quarter. Because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future operating results. Our backlog was approximately $3.7 million and $12.6 million as of December 31, 2013 and 2012. As the majority of our revenue in any given quarter is derived from orders placed and products shipped within the same quarter and as our backlog fluctuates significantly from period to period, we do not believe that backlog is a meaningful indicator of future business.
Sales and Marketing
We sell our products and services in the United States through a direct sales force. During 2012 we began to direct a portion of our sales and marketing efforts to international markets, with particular focus on establishing a network of resellers to help us serve disparate markets. Although initial sales outside of the United States have been primarily been through our direct sales force, we expect a substantial portion of our international sales in future periods to be generated by our reseller network. As of December 31, 2013, we had 141 employees in our sales and marketing organization. Our direct sales teams are typically comprised of a combination of a sales representative and a systems engineer. Each sales team is responsible for a specific geographical territory, has responsibility for a number of major direct end-user customer accounts or has assigned accounts in a specific vertical market. Our direct sales force is primarily based in the U.S. with additional sales personnel in select locations including Australia, China, Dubai, Germany, Hong Kong, Japan, Malaysia, Mexico, the Netherlands, South Korea, Taiwan and the United Kingdom.
Our sales process entails planning discussions with prospective customers, analyzing their existing networks and identifying how these potential customers can leverage our solutions within their network. The sales cycle for the initial targeted product purchase, from the time of prospect qualification to the completion of the first sale, may span multiple quarters. Typically, after we have completed an initial sale with a customer, we experience shorter sales cycles for additional orders as a result of the customer having previously implemented our solutions.
We currently have channel partners in Asia, Europe and Latin America to whom we provide marketing assistance, technical training and support. In addition to their lead generation and sales activities, our channel partners perform installation services as well as some level of support to their customers. We are in the process of expanding our channel partner network both internationally and in the United States.
Our marketing strategy is focused on building our brand, communicating product advantages and increasing customer awareness of our solutions, particularly our recently launched Blue Planet platform. We execute on this strategy through a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website and collaborative relationships with technology vendors. Our marketing activities, including demand generation activities, are focused primarily on local access service providers, regional transport providers, data center operators, cable MSOs, private network operators and wholesale carriers. We also focus on ongoing account management for existing customers and the development of follow-on sales as our existing end-user customers continue to expand and enhance their demand for our products.
Research and Development
The intensely competitive nature of the industry in which we operate makes it critical that we continue to focus on investment in research and development. To this end, we utilize data-driven development methodologies to accelerate our time to market. Our research and development efforts focus primarily on improving and enhancing our existing hardware and software solutions as well as developing new products and additional features and functionality.
As of December 31, 2013, we had 139 employees in our research and development organization, the substantial majority of whom were located at our headquarters in Petaluma, California.
Manufacturing
We subcontract the manufacture of all of our hardware products to a leading contract manufacturer, Flextronics, which purchases components from our approved list of suppliers and builds our hardware appliances according to our specifications at its Milpitas, California facility. Our outsourcing of our hardware manufacturing extends from prototypes to full production and includes activities such as material procurement, software implementation, and final assembly and testing. Once the completed products are manufactured and tested, Flextronics ships our products directly or through our third-party distribution centers to our customers for installation. By utilizing this outsourcing strategy, we are able to optimize our operations by lowering costs and reducing time to market.
Our contract manufacturer generally manages the procurement of the components and parts used in our products. We also engage in direct sourcing of certain strategic components. While our preference is to select components and materials that are available from multiple sources, we utilize a number of components that are available from only one source. Generally, neither we nor our contract manufacturer have written agreements with these sole-source component providers to guarantee the supply of the key components used in our hardware products. However, we regularly monitor the supply of components and the availability of qualified and approved alternative sources. We provide forecasts to Flextronics so that they can purchase key components in advance of their anticipated use, with the objective of maintaining an adequate supply of those components.
We have entered into a manufacturing services agreement with Flextronics, dated June 22, 2007, pursuant to which Flextronics manufactures, assembles and tests our products. This agreement permits Flextronics to procure materials and components required for the manufacture and testing of our products while also reserving our right to direct Flextronics to purchase specific materials and components from specified vendors. We also provide Flextronics with a list of preferred vendors from which it will attempt to source components first before seeking other sources of supply. The initial term of this agreement was five years, with the term automatically renewing for additional one-year terms, unless terminated by either party by giving 90 days or more written notice prior to the end of the then current term. Additionally, either party may terminate the agreement by giving written notice if the other party has materially breached its obligations under the agreement, subject to applicable cure periods.
Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. As a result, if Flextronics or our sole-source component suppliers suffer an interruption in their businesses, or experience delays, disruptions or quality control problems in their manufacturing operations, or we have to change or add additional contract manufacturers or suppliers of our sole-sourced components, our ability to ship our products to our customers could be delayed, and our business, operating results and financial condition could be adversely affected.
Competition
The markets in which we compete are highly competitive and characterized by rapidly changing customer needs and continually evolving industry standards. We expect competition to intensify in the future as existing competitors and new market entrants introduce new products or enhance existing products. Our business will be adversely affected if we are unable to meet the demand for existing products and innovate to bring new products and solutions to market.
We compete either directly or indirectly with large networking and optical companies, such as Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., Fujitsu Limited, Huawei Technologies Co. Limited and Juniper Networks, Inc., and specialized technology providers that offer point solutions that address a portion of the issues that we solve. In addition, we seek to replace legacy network control tools and processes that have already been purchased or were internally developed, and potential customers may be reluctant to adopt a solution that replaces or changes existing tools and processes in which they have made significant investments. The principal competitive factors applicable to our products include:

•	service breadth and functionality;

•	performance, reliability and security;

•	price;

•	speed and ease of use and deployment;

•	existing deployed base; and

•	brand awareness and reputation within the market.
Although we believe that we compete favorably with respect to the above factors, we expect competition and competitive pressure, from both new and existing competitors, to increase in the future. Additionally, some of our competitors have greater name recognition, longer operating histories, well-established relationships with customers or channel partners in our market and substantially greater financial, technical, personnel and other resources than we have. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, competitors with substantially larger installed customer bases beyond the packet-optical solutions and NaaS markets may leverage their relationships based on other products or incorporate functionality into existing products in a manner that may discourage users from purchasing our solutions. These larger competitors may also have more diversified businesses that allow them to better withstand significant reduction in capital spending by end-user customers. Moreover, potential customers may also prefer to purchase from their existing providers rather than a new provider, regardless of product performance or features, because our solutions may require additional investment of time and funds to install. In addition, as a result of these transition costs, competition to secure contracts with potential customers is particularly intense. Some of our competitors may offer substantial discounts or rebates to win new customers. If we are forced to reduce prices in order to secure customers, we may be unable to sustain gross margins at desired levels or achieve profitability. In the future, in selling Blue Planet we may also compete with companies that are focused on providing virtualization software solutions for other end-markets as they may try to adapt their solutions to meet the needs of network operators or compete with networking companies that develop or acquire SDN solutions. Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered.
Intellectual Property
Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secret laws, copyrights, patents and trademarks, as well as customary contractual protections. As of December 31, 2013, we had three issued U.S. patents set to expire between 2029 and 2030. We also license software from third parties for integration into our products, including open source software and other commercially available software.
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
Employees
As of December 31, 2013, we had 315 employees. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us and we consider our relations with our employees to be good.
Facilities
Our headquarters occupy approximately 22,780 square feet in Petaluma, California under a lease, a portion of which expires in May 2015 and the remainder of which expires in October 2018. We have also leased additional offices in San Francisco, California and Vancouver, Canada as well as additional offices for our sales and marketing personnel in certain locations.
In July, 2013 we entered into a lease for additional space in Petaluma, California. The July 2013 lease has a ten year term, estimated to commence on or about June 1, 2014 and provides for the lease of 20,005 square feet, increasing to 38,778 square feet in 2015.
We believe that our current facilities, together with the new facilities to become available later in 2014 and 2015 are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.
Regulation
We are subject to federal, state and local laws, regulations, guidelines and determinations, common laws, codes of conduct and other similar parameters that directly and indirectly impact our business and methods of operation, including export control classifications. We also work closely with our contract manufacturer to ensure that their activities on our behalf also comply with applicable regulations, including export regulations.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.
Risks Related to Our Business
We currently generate the majority of our revenue from a concentrated base of customers, including Windstream Corporation. Unless we can substantially expand our sales to other existing or new customers, we will not be able to grow our revenue.
Historically, we have been significantly dependent on Windstream Corporation, or Windstream, with Windstream accounting for approximately 39%, 45% and 37% of our revenue for the years ended December 31, 2013, 2012 and 2011. Revenue from Windstream was $19.0 million, or 50% of total revenue, in the third quarter of 2013 but declined to $2.3 million, or 11% of total revenue in the fourth quarter of 2013. As a result of this significant decline, our revenue in the fourth quarter of 2013 was lower than anticipated. While we expect our sales to Windstream to decline in future periods, we nonetheless anticipate that a large portion of our revenue will continue to depend on sales to Windstream. In addition, given the episodic nature of capital expenditures associated with network deployments, we may derive a substantial amount of our revenue from a limited number of customers in any particular future period. As a result, unless we can substantially expand our sales to other existing or new customers, we will not be able to grow our revenue.
Sales of our solutions to our customers, including Windstream, are made pursuant to purchase orders, and not pursuant to long-term, committed-volume purchase contracts. As a result, we cannot assure you that we will be able to sustain or increase sales to any current or future customer from period to period, or that we will be able to offset the discontinuation of concentrated purchases by these customers with purchases by new or existing customers. As a consequence of our customer concentration and the frequently concentrated nature of our customers’ purchases, our quarterly revenue and operating results may fluctuate substantially from quarter to quarter and are difficult to predict. The loss of, or a significant delay or reduction in purchases by, any of our significant customers could adversely affect our business and operating results.
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
Our revenue may become more volatile due to changes in historical seasonal patterns. We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenue as a result of our customers’ spending patterns. For example, in years prior to 2013, we experienced an increase in business activity as we approach December, as some of our customers accelerated spending to use remaining capital budgets. Similarly, we generally expect a decrease in business activity in our first quarter as some of our customers delay spending until they finalize their capital budgets and project initiatives become clarified. However, these historical patterns may not recur in any given period. For example, in the fourth quarter of 2013, we experienced a decrease in business activity as some of our customers had largely depleted their 2013 capital budgets. In addition, from time to time, customers may place large orders that may significantly affect sequential trends. These items may result in greater volatility of our results in any given period.
Furthermore, we may experience lower gross margin in a particular period as a result of large deployments by our customers since these deployments typically include a significant proportion of lower margin Z-Series chassis. For example, gross margin decreased by 3.4%, from 43.4% to 40.0%, for the three months ended September 30, 2013 compared to the three months ended June 30, 2013. This sequential decrease in gross margin was influenced by initial deployments into new customers.

As a consequence of this seasonality, large customer purchases and the effect of large initial deployments by our customers, our quarterly revenue and operating results may fluctuate from quarter to quarter and are difficult to estimate.
We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.
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
Since our inception, we have incurred net losses in each quarterly and annual period and, as of December 31, 2013 we had an accumulated deficit of $127.3 million. Although our revenue has grown rapidly in recent periods, our revenue growth is likely to slow and our revenue may decline in future periods as a result of a number of factors, including but not limited to, uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. Accordingly, you should not rely on our revenue growth in any prior quarterly or annual period as an indicator of our future performance. In addition, we anticipate that our operating expenses will increase substantially for the foreseeable future as we continue to expend substantial financial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure, additional headcount and general administration. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. To the extent that our existing cash, cash equivalents and operating cash flows, are insufficient to fund our future activities and requirements, we may need to raise additional funds through public or private equity or debt financing. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. Additionally, we cannot assure you that we will be able to raise additional funds on favorable terms, or at all. If we are unable to maintain adequate revenue growth, improve our gross margin or manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We currently generate the majority of our revenue from the sale of our Z-Series platforms and therefore a decrease in purchases of these platforms would adversely affect our revenue and our operating results.
Historically, our Z-Series platforms have accounted for substantially all of our revenue, and we expect to continue to derive a substantial majority of our revenue from sales of these platforms in the near term. As a result, our future growth and financial performance will depend heavily on our ability to continue to sell existing, and to develop and sell enhanced, versions of our Z-Series platforms, both to existing and new customers. If current market demand for these products diminishes, or we fail to deliver product enhancements, new releases or new products that customers want, overall demand for our solutions and related services would decrease, and our operating results would be harmed.
If the software-defined networking market does not develop as we anticipate, and if we are unable to increase market awareness of our company and our solutions within that market, demand for our solutions may not grow, and our future results would be adversely affected.
Fundamental to our solution is our Blue Planet software-defined networking platform. As a result, our long-term success will depend to a significant extent on potential customers recognizing the benefits of our solutions over legacy systems and products, and the willingness of service providers, high- performance data centers and other network operators to increase their use of software-defined networking solutions in their networks. The market for SDNs is at an early stage with a small installed base and limited market adoption, and it is difficult to predict important trends, including the potential growth, if any, of this market.

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
Even if the market for SDN solutions develops as we anticipate, market awareness of our SDN solutions will be essential to our long-term growth. We cannot assure you that network operators will accept the value proposition that we believe our solutions provide. If we are not successful in creating market awareness of our company and our full suite of SDN solutions, our business, financial condition and operating results would be adversely affected.
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
During the year ended December 31, 2013 we provided lease arrangements for one customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Such requests for lease arrangements may increase in the future. We believe lease arrangements may be a competitive factor in obtaining business and if we are unable to extend or facilitate such arrangements, our business, financial condition and results of operations could be adversely impacted.

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
We believe that our future success will depend in large part upon our ability to identify, attract and retain highly qualified and skilled personnel, particularly engineers and sales personnel. Our employee headcount has increased from 39 as of December 31, 2008 to 315 as of December 31, 2013. Competition for skilled personnel is intense, particularly for those specializing in network and software engineering and sales, and those located in the San Francisco Bay Area. In addition, our headquarters location in Petaluma, in the northern part of the San Francisco Bay Area, may make it more difficult to attract qualified personnel that live in other parts of the Bay Area. We cannot be certain that we will be successful in attracting qualified personnel, or that newly hired personnel will function effectively, both individually and as a group.
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
In addition to, or as elaborated in, other risks listed in this Risk Factors section, factors that may affect our operating results include:

•	the timing of orders from our customers and channel partners, including by our largest customer, Windstream;

•	fluctuations in demand for our solutions;

•	the capital spending patterns of network operators and any decrease or delay in capital spending by network operators due to economic, regulatory or other reasons;

•	the inherent complexity, seasonality, length and associated unpredictability of our sales cycles for our solutions;

•	changing market conditions, including network operator consolidation;

•	changes in the competitive dynamics of our markets, new market entrants and any related discounting, bundling or financing of products or services;

•	our ability to expand our international sales and marketing operations;

•	our ability to control costs such as the costs of the components for our Z-Series platforms;

•	the ability of our contract manufacturer and component suppliers to timely meet our manufacturing and supply needs at acceptable prices, or at all;

•	the timing and execution of product transitions, new product introductions or product upgrades by us or our competitors;

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
We currently generate substantially all of our sales from customers in the United States, and only in 2012 did we significantly begin marketing, selling and supporting our solutions internationally, primarily through channel partners. We have limited experience managing the sales, support and administrative aspects of a worldwide operation. The future growth of our business depends, in significant part, on increasing our international sales. We may not be successful in our efforts to expand our international operations, including as a result of not being able to increase or maintain international market demand for our solutions, and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully grow internationally could limit the future growth of our business and, consequently, affect our business, operating results and financial condition.
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
The suppliers of the components used in our Z-Series platforms deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of December 31, 2013 and December 31, 2012 we had commitments to Flextronics totaling $7.9 million and $7.1 million. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.
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

Our future success depends in part on revenue from Blue Planet and our other services, and because we generally recognize revenue from Blue Planet over the term of the relevant contractual period, downturns or upturns in sales will not likely be reflected in full in our operating results for the period in which such downturns or upturns occur.
Sales of new or renewed term licenses, support and maintenance contracts, especially with respect to Blue Planet, may decline and fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions, the prices of our solutions, the prices of products and services offered by our competitors and reductions in our customers’ spending levels. If our sales of new or renewals of term licenses, support and maintenance contracts decline, our revenue and revenue growth will decline and our business will suffer. In addition, we generally recognize Blue Planet and service contract revenue ratably over the term of the relevant contractual period. As a result, much of the term license and service revenue that we report each quarter is the recognition of deferred revenue from term licenses and service contracts entered into during previous quarters. Accordingly, any decline in new or renewed term licenses or service contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. In addition, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as Blue Planet revenue is generally recognized over the term of the contract.

Our solutions are highly complex and may contain undetected hardware errors or software bugs, which could harm our reputation and increase our warranty obligations and service costs.
Our solutions are highly technical and, when deployed, are critical to the operation of our customers’ networks. Our solutions have from time to time contained and may in the future contain undetected errors, bugs, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of our revenue or delay in revenue recognition, loss of customer goodwill and customer relationships, harm to our reputation and increased service costs, any of which would adversely affect our business, operating results and financial condition. Quality or performance problems related to our Z-Series platforms that are covered under warranty could require us to repair or replace defective products at no additional cost to the customer. For example, we have recently experienced higher than expected failure rates with certain Z-Series line cards used by a number of our customers that were manufactured between 2010 and the spring of 2012, and have identified a line card power supply as the source of the failures. We are, in certain circumstances, undertaking a proactive warranty repair and replacement program for line cards we ultimately determine to be at risk of early failure. We believe that the costs will not be material and that our warranty reserve is sufficient to cover these costs. Should we determine, however, that a systemic defect exists, we may incur additional warranty-related expenses which could adversely affect our gross margins and operating results. If we experience quality or performance problems in the future related to our Z-Series platforms that are covered under warranty, we could be required to repair or replace defective products, which could have a material adverse effect on our reputation and results of operations In addition, any errors discovered in Blue Planet could cause customers and potential customers to abandon or never adopt Blue Planet, which could adversely affect our ability to grow our business. Moreover, we could face claims for product liability, tort or breach of contract from our customers, or be required to indemnify our customers for damages and third-party claims for a variety of reasons. Any increased costs, liabilities and diversion of resources associated with a warranty or other claim related to errors or alleged errors in our solutions could adversely affect our business, operating results and financial condition.

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
Over the past several years, some of our customers were Independent Operating Companies, or IOCs, and other telecommunications network providers that benefited from federal and state subsidies. Approximately 13%, 9% and 12% of our revenue for the years ended December 31, 2013, 2012 and 2011 was attributable to sales of our solutions to IOCs and other service providers that used government-supported loan programs or grants to fund purchases from us, such as those originating from the Rural Utility Service, or RUS, program administered by the U.S. Department of Agriculture, and broadband stimulus programs under the American Recovery and Reinvestment Act of 2009. We expect that reductions in or elimination of such programs are likely, especially given the recent U.S. federal government fiscal issues, and that these support or stimulus funds will not be available to IOCs in whole or in part, which could reduce the ability of IOCs to access capital and reduce our revenue opportunities for selling our solutions to these IOCs. To the extent that any of our customers have received grants or loans under these RUS and stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.
Third parties may assert that we are infringing upon their intellectual property rights, which could harm our business, operating results, financial condition and growth prospects.
There is considerable patent and other intellectual property development activity, and litigation related to intellectual property rights, in the technology industry in general and the networking industry in particular. From time to time, our competitors, other third-party developers of technology or non-practicing entities, commonly referred to as “patent trolls,” have and may claim that we are infringing upon their patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications. Moreover, we cannot be certain that we are not infringing third parties’ patent or other intellectual property rights. An adverse outcome with respect to any intellectual property claim could invalidate our proprietary rights and/or force us to, among other things, do one or more of the following:

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

•
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
As of December 31, 2013, we had $81.5 million of federal and $75.9 million of state net operating loss carryforwards and $4.5 million of federal and $4.9 million of California research tax credit carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2014 for state income tax purposes, and the research tax credit carryforwards begin to expire in 2027 for federal purposes, but do not expire for California purposes. U.S. federal and state income tax laws limit the amount of these carryforwards we can utilize in any given year upon a greater than 50% cumulative shift of stock ownership over a three-year period, including shifts due to the issuance of additional shares of our common stock, or securities convertible into our common stock. We may experience subsequent shifts in our stock ownership and, accordingly, there is a risk that our ability to use our existing carryforwards in the future could be limited and that existing carryforwards would be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We have not completed, and may not complete, our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act, at the time we file our second annual report with the SEC, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are in the very early stages of the costly process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to certify that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups, or JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, any remediation efforts we undertake may not be successful or enable us to avoid a material weakness in the future.
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

Risks Relating to Capitalization Matters
Our share price may be volatile.
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
If securities analysts cease to publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our common stock is influenced by any research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrade our stock or publish unfavorable research about our business, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
The concentration of ownership among our existing directors, executive officers and principal stockholders provide them, collectively, with substantial control over which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 47% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2013. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The requirements of being a public company will subject us to increased costs and may strain our resources.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act.
The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We will likely need to hire more employees in the future or engage outside consultants to comply with these regulations, which will increase our costs and expenses.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters occupy approximately 22,780 square feet in Petaluma, California under a lease, a portion of which expires in May 2015 and the remainder of which expires in October 2018. We have also leased additional offices in San Francisco, California and Vancouver, Canada as well as additional offices for our sales and marketing personnel in certain locations.

In July 2013, we entered into a lease for additional space in Petaluma, California. The July 2013 lease has a ten year term, estimated to commence on or about July 1, 2014 and provides for the lease of 20,005 square feet, going to 38,778 square feet in 2015.

We believe that our current facilities, together with the additional space to come on line in 2014 and 2015, are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings

We are not party to any legal proceedings the outcome of which, we believe, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our future business, consolidated results of operations, cash flows or financial position. From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities. On July 24, 2013 we settled previously disclosed litigation involving a former employee. The settlement cost was recorded as a charge in the quarter ended June 30, 2013 and was not material to our results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on The New York Stock Exchange under the symbol “CYNI” since our initial public offering on May 9, 2013.

Price Range of Our Common Stock

The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on The New York Stock Exchange.

Year Ended December 31, 2013	High	Low
Second quarter (from May 9, 2013)	$15.05	$9.50
Third quarter	$11.39	$7.85
Fourth quarter	$10.10	$3.61

The reported sale price for our common stock on The New York Stock Exchange was $4.05 per share on March 18, 2014.

Dividend Policy

We have never paid any cash dividends on our common stock. Our board of directors currently intends to retain any future earnings to support operations and to finance the growth and development of our business and does not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Holders of Record

As of March 18, 2014 there were 68 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the number of beneficial owners.

Company Stock Performance

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from May 9, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013, of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of any dividends. The comparisons shown in the graph below are based upon historical data and are not intended to suggest future performance.

	5/9/2013	6/30/2013	9/30/2013	12/31/2013
Cyan, Inc.	$100.00	$93.81	$90.22	$47.49
NASDAQ Composite Index	$100.00	$100.02	$111.22	$123.61
NASDAQ Telecommunications Index	$100.00	$106.65	$112.93	$117.48

Sales of Unregistered Securities

None.

Use of Proceeds

In May, 2013, we closed our initial public offering (IPO) pursuant to which we sold 8,899,022 shares of our common stock, which includes 899,022 shares sold pursuant to the partial exercise by the underwriters of an over-allotment option, at a public offering price of $11.00 per share, resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Goldman, Sachs & Co., J.P. Morgan Securities LLC, Jefferies LLC, and Pacific Crest Securities LLC acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash, cash equivalents and marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on May 9, 2013. From the effective date of the registration statement through December 31, 2013, we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2010 and the consolidated balance sheet data as of December 31, 2011 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010

	(in thousands, except per share data)
Revenue	$116,582	$95,872	$40,421	$23,484
Cost of revenue (1)	68,376	57,315	27,074	18,263
Gross profit	48,206	38,557	13,347	5,221
Operating expenses (1):
Research and development	32,609	18,447	12,986	10,430
Sales and marketing	40,102	25,243	12,825	7,919
General and administrative	13,082	6,055	3,310	2,380
Total operating expenses	85,793	49,745	29,121	20,729
Loss from operations	(37,587)	(11,188)	(15,774)	(15,508)
Interest expense	(367)	(33)	(419)	(429)
Other income (expense), net	(2,635)	(5,340)	322	(406)
Total other expense, net	(3,002)	(5,373)	(97)	(835)
Loss before provision for income taxes	(40,589)	(16,561)	(15,871)	(16,343)
Provision for income taxes	143	40	14	1
Net loss	$(40,732)	$(16,601)	$(15,885)	$(16,344)
Basic and diluted net loss per share (2)	$(1.32)	$(6.60)	$(6.63)	$(7.54)
Weighted-average number of shares used in computing basic and diluted net loss per share	30,836	2,515	2,396	2,167

(1)     Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011	2010
Cost of revenue	$160	$57	$73	$—
Research and development	2,348	745	338	57
Sales and marketing	2,165	656	229	66
General and administrative	2,576	639	125	72
Total stock-based compensation	$7,249	$2,097	$765	$195

(2)     See Note 8 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock.

	Year ended December 31,
	2013	2012	2011

Consolidated Balance Sheet Data	(in thousands)
Cash and Cash equivalents	$32,509	$20,221	$25,740
Marketable securities	31,639	—	—
Working capital	72,193	13,919	26,703
Property and equipment, net	11,155	6,485	3,791
Total assets	121,520	70,789	43,528
Total debt	5,000	12,563	45
Total deferred revenue	19,093	17,417	5,219
Preferred stock warrant liability	—	6,254	900
Redeemable convertible preferred stock	—	98,133	98,133
Total stockholders' equity (deficit)	78,937	(83,055)	(68,675)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled “Forward-Looking Information” and “Risk Factors” of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.
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
Since inception, our revenue has been derived primarily from customers located in the United States. For the years ended December 31, 2013, 2012 and 2011 our largest customer was Windstream Corporation, which accounted for approximately 39%, 45% and 37% of our revenue. Additionally, Telephone and Data Systems, Inc. (TDS) represented approximately 11% of our revenue for the year ended December 31, 2013. No other customers represented more than 10% of our revenue for the years ended December 31, 2013, 2012 and 2011.

In addition, approximately 13%, 9% and 12% of our revenue for the year ended December 31, 2013, 2012 and 2011 was attributable to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future, especially given the current U.S. federal government fiscal issues. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Revenue from customers located outside of the United States was approximately 9%, 5% and 1% of our revenue for the years ended December 31, 2013, 2012 and 2011. We expect the percentage of our revenue derived from international sales to increase modestly in the near term and more significantly in the longer term.
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

In May 2013, we closed our initial public offering (IPO) whereby 8,899,022 shares of common stock were sold to the public, including 899,022 shares of common stock issued pursuant to the partial exercise of the overallotment option granted to the underwriters. The aggregate net proceeds we received from the offering were $87.2 million, net of underwriting discounts and issuance expenses. Upon the closing of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 33,897,005 shares of common stock. In addition, certain warrants to purchase shares of convertible preferred stock were exercised resulting in the issuance of 792,361 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 115,001 shares of common stock. In November 2013, the remaining warrants to purchase common stock were net exercised resulting in the issuance of 83,349 shares of common stock.
How We Generate Revenue
We generate revenue primarily from the sales of our Z-Series platforms and licenses to our Blue Planet software-defined networking solutions and various professional service fees.
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
Cyan Blue Planet
In December 2012, we expanded our network virtualization and management software offerings with the commercial launch of Blue Planet. Blue Planet is the latest implementation of the network virtualization and management software that we first introduced in 2009 to work in combination with our Z-Series platforms. Blue Planet is available to customers regardless of whether they have deployed our Z-Series platforms in their networks. Customers may purchase Blue Planet using standard configurations to address common network needs or may customize their implementations by pairing the Blue Planet orchestration layer with their own selection of applications and element adapters. We offer Blue Planet on a variety of models. Where we sell Blue Planet on a term license basis or on a software-as-a-service (SaaS) basis deployed from the cloud, we invoice customers for the entire contract amount at the start of the contract term, which will lead to the majority of these invoiced amounts being treated as deferred revenue that will be recognized ratably over the term of the contract. While term-based licenses make up the majority of related revenues, we occasionally license software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from application software and related software elements which are not considered essential to the functionality of hardware is accounted for in accordance with software industry guidance, and therefore is recognized ratably over the longest service period for post-contract customer support, or PCS, and professional services as we have not established VSOE for software or the related software elements.
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
Maintenance, Support and Training Services
We offer Cyan PRO professional services, including our CySupport and CyService offerings, to provide a variety of customer service products and support through our technical support engineers as well as through our growing network of authorized and certified channel partners. These services are sold to our customers at the time of the initial product sale, typically for one-year terms that customers may choose to renew for successive annual or multi-year periods. These services are invoiced separately at the time of the initial product sale.

We also provide training and other professional services to our end-customers, including services related to the implementation, use, functionality and ongoing maintenance of our products. These services are invoiced separately when the services are delivered.
Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $19.1 million and $17.4 million as of December 31, 2013 and December 31, 2012. The majority of our deferred revenue consists of amounts related to sales of our Z-Series platforms, and relates primarily to shipped and billed hardware awaiting customer acceptance. The remainder consists primarily of term license, support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Over the longer term, we expect that the proportion of our deferred revenue relating to Blue Planet will increase relative to Z-Series related deferred revenue. In most cases, we expect to invoice our customers for the entire contract amount at the start of the Blue Planet license term, which will lead to the majority of these invoiced amounts being treated as deferred revenue and recognized ratably over the term of the contract.

Components of Operating Results
Revenue
Our revenue has grown rapidly since our inception, increasing from $40.4 million in the year ended December 31, 2011, to $95.9 million in the year ended December 31, 2012, and to $116.6 million in the year ended December 31, 2013. We believe that our revenue growth is a positive sign that our products have a significant value proposition to our customers and that the markets that we compete in are still expanding.
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

Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs, including stock-based compensation, commission and bonus, are the most significant component of each of these expense categories. The increase in employees is the most significant driver behind the increase in costs and operating expenses for the year ended December 31, 2013 compared to prior year periods. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Research and Development.    Research and development expense consists primarily of personnel and consultant costs. Research and development expense also includes costs for prototypes, product certification, travel, depreciation, recruiting and allocated costs for certain facilities costs.

Sales and Marketing.    Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and allocated costs for certain facilities costs.

General and Administrative.    General and administrative expense consists of personnel costs, professional services costs as well as allocated costs for certain facilities costs. General and administrative personnel include our executive, finance, human resources, IT and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs.
Stock-Based Compensation
Stock-based compensation expense was $7.2 million, $2.1 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as our employee base grows because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.

Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Cost of revenue	$160	$57	$73
Research and development	2,348	745	338
Sales and marketing	2,165	656	229
General and administrative	2,576	639	125
Total stock-based compensation	$7,249	$2,097	$765

Significant Factors, Assumptions and Methodologies Used in Determining Fair Value

Prior to our initial public offering in May 2013, the fair values of the common stock underlying share-based payment awards had been determined by the board of directors, with input from management. In the absence of a publicly traded market for the Company's common stock, the board of directors determined the fair value of the common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

We determined a business enterprise value of our company by taking a weighted combination of the enterprise values calculated under two valuation approaches, an income approach and a market approach.

The income approach estimates the present value of future estimated debt-free cash flows, based upon forecasted revenue and costs. These discounted cash flows were added to the present value of our estimated enterprise terminal value, the multiple of which was derived from comparable company market data. These future cash flows were discounted to their present values using a rate corresponding to our estimated weighted average cost of capital. The discount rate was derived from an analysis of the weighted average cost of capital of our publicly-traded peer group as of the valuation date and was adjusted to reflect the risk inherent in our cash flows.

The market approach estimates the fair value of a company by applying to that company the market multiples of comparable publicly-traded companies. We calculated a multiple of key metrics implied by the enterprise values or acquisition values of our publicly-traded peers. Based on the range of these observed multiples, we applied judgment in determining an appropriate multiple to apply to our metrics in order to derive an indication of value.

Interest Expense

Interest expense consists of interest on our notes payable as well as amortization of loan fees. In December 2012, we established a new loan facility consisting of a revolving loan facility and a term loan facility governed by a Loan and Security Agreement with Silicon Valley Bank, or SVB. Under the revolving loan facility, we may, from time to time, borrow up to $10.0 million due December 2014 at a floating annual interest rate equal to the greater of 3.25% or the prime rate (3.25% as of December 31, 2013). Under the term loan facility we may, from time to time, borrow up to $5.0 million due 48 months following an advance at an annual interest rate equal to the prime rate plus 0.5%, which will float for the first 12 months of the loan and will be fixed thereafter. Borrowings under the loan facility are secured by a first-priority security interest in our assets, excluding our intellectual property and certain other assets. Borrowings under the loan facility are subject to our compliance with certain negative and affirmative covenants, including financial covenants, covenants relating to our ability to incur other indebtedness, our maintenance of depository accounts with SVB, our selling assets or entering into change of control transactions, liens on our assets and our ability to pay dividends to our stockholders. As of December 31, 2013 we had drawn down $5.0 million as term loans and zero as revolving loans under the agreement.
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

Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to additional paid-in capital. We performed the final re-measurement of the warrant in May 2013 in connection with completion of the IPO.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to the uncertainty as to the realization of the benefits of our domestic deferred tax assets (including net operating loss carryforwards and research and development and other tax credits), we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance in the near term. We also expect our provision for income taxes to increase in future years.

Our corporate structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Our intercompany arrangements allocate income to such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of corporate assets. This includes the manner in which we develop and use our intellectual property as well as the transfer pricing of intercompany transactions.

As of December 31, 2013 we had $81.5 million of federal and $75.9 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2014 for state income tax purposes. Our ability to use our net operating loss carryforwards to offset any future taxable income may currently, or in the future be subject to limitations in the event that we experience a change of ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We established a full valuation allowance to offset net deferred tax assets as of December 31, 2013, 2012 and 2011 due to the uncertainty of realizing future tax benefits from its net operating loss (“NOL”) carryforwards and other deferred tax assets.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements could be adversely affected.
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, lease receivables, inventory valuation, warranty, income taxes and stock-based compensation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors.

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

•
The price is fixed or determinable. We assess whether the price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•
Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

We derive revenue primarily from the sales of our hardware and software products as well as professional services. Shipping charges billed to customers are included in revenue.
From time to time, we offer customers sales incentives, including discounts. Revenue is recorded net of these amounts.
Customer payment terms generally range from 30 to 90 days. We generally do not offer extended payment terms.

A portion of our sales are made through multi-year lease agreements.  These lease agreements include a bargain purchase option and meet the criteria for treatment as sales-type leases. Under sales-type leases, we recognize revenue for our hardware products, net of post-installation product maintenance and technical support, at the net present value of the lease payment stream at the point in time the lessee has the right to use the underlying asset. We seek to optimize our cash flows by selling a majority of our lease receivables to third party financing organizations on a non-recourse basis.  Aside from our standard product warranty which is provided in the normal course of business, we have no obligation to the third party financing organizations once the lease receivables have been sold. Pursuant to such a sale, if we retain no substantial risk of default by the lessee nor provide any guarantee of residual value of the underlying leased equipment, then the related lease receivables will be derecognized. Some of our sales-type leases may remain unsold at any particular period end.

In general, our products and services qualify as separate units of accounting. Products are typically considered delivered upon shipment. In certain cases, our products are sold along with services, which include installation, training, remote network monitoring services, post-sales software support, software-as-a-service (SaaS) based subscriptions, and/or extended warranty services. Post-sales software support includes rights, on a when-and-if-available basis, to receive unspecified software product upgrades to embedded software or our management software; maintenance releases; and patches released during the term of the support contract. This type of transaction is considered a multiple-element arrangement. When accounting for multiple-element arrangements, GAAP requires us to allocate revenue to individual elements using vendor-specific objective evidence (VSOE), third-party evidence (TPE), or our best estimated selling price (BESP) of deliverables if VSOE or TPE cannot be determined.
Multiple-element arrangements can include any combination of products and services. When allocating consideration, we will first do so on the basis of the deliverables’ relative selling prices, without regard to any contingent consideration, and then subsequently determine whether the revenue that may be recognized is limited based on the amount of non-contingent revenue. To the extent that the stated contractual prices agree to our estimated selling price on a standalone basis, the allocation of the consideration is based on stated contractual prices. However, if the stated contractual price for any deliverable is outside a narrow range of the estimated selling price on a standalone basis, the allocation is adjusted using the “relative-selling-price method.” Generally, the individual products and services meet the criteria for separate units of accounting and we recognize revenue for each element upon delivery of the element.
We have not yet established VSOE for all deliverables in our arrangements with multiple elements. When VSOE cannot be established, we attempt to establish the selling price of each element based upon TPE by evaluating the pricing of similar and interchangeable competitor products or services in standalone arrangements. However, as our products contain a significant element of proprietary technology and offer substantially different features and functionality from competitors, we have not been able to obtain comparable standalone pricing information with respect to competitors’ products. Therefore, we have historically not been able to obtain reliable evidence of TPE.
When we are unable to establish a selling price using VSOE or TPE, we use BESP. The objective of BESP is to determine the price at which we would transact a sale if the element was sold on a standalone basis.
We determine BESP for an element by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, characteristics of targeted customers, and pricing practices. The determination of BESP is made through consultation with and formal approval by management, taking into consideration the go-to-market strategy. We regularly review VSOE, TPE, and BESP and have a process for the establishment and updating of these estimates.
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
We also deliver software-defined networking solutions to customers most frequently on a term license basis, with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of related revenues, we occasionally license software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from application software and related software elements which are not considered essential to the functionality of hardware is accounted for in accordance with software industry guidance, and therefore is recognized ratably over the longest service period for post-contract customer support, or PCS, and professional services as we have not established VSOE for software or the related software elements.
In instances where substantive acceptance provisions are specified in the customer agreement, revenue is deferred until all acceptance criteria have been met. Our arrangements generally do not include any provisions for cancellation, termination or refunds that would materially impact revenue recognition.

We enter into arrangements with certain customers who receive government supported loans and grants from the U.S. Department of Agriculture’s Rural Utility Service (RUS) to finance capital spending. Under the terms of an RUS equipment contract that includes installation services, the customer does not take possession and control and the title does not pass until formal acceptance is obtained from the customer. Under this type of arrangement, we do not recognize revenue until it has received formal acceptance from the customer and all other revenue recognition criteria have been met.
When our products have been delivered but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the related product costs are also deferred and included in deferred costs in the accompanying consolidated balance sheets.
Lease Receivables — During the year ended December 31, 2013 we provided lease arrangements for one customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer, which generally have three year terms. We retain title to the underlying assets for the term of the lease or until the point in time at which the lease receivable is sold to a third party financing organization. Aside from standard product warranty which is provided in the normal course of business, we have no obligation to the third party financing organizations once the lease receivables have been sold. Pursuant to such a sale, if we retain no substantial risk of default by the lessee nor provide any guarantee of residual value of the underlying leased equipment, then the related lease receivables will be derecognized.
We assess the allowance for credit loss related to lease receivables on an individual basis. If applicable, we maintain an allowance for credit losses resulting from the inability or unwillingness of our customers to make required payments. We record a specific allowance based on an analysis of individual past-due balances, including evaluations of the customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors, including but not limited to, current economic trends, payment history, and financial review of the customer.
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

In addition, when the evaluation indicates that it is probable that any amounts due pursuant to the contractual terms of the lease agreement, including scheduled interest payments, are unable to be collected, the leasing receivable is considered impaired. All such outstanding amounts, including any accrued interest, will be assessed for potential reserve at the individual customer level. Lease receivables are written off at the point when they are considered uncollectible and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against the allowance for credit losses.
Actual collection losses may differ from management’s estimates, and such differences could be material to our consolidated financial position and results of operations. As of December 31, 2013 we had $0.6 million of lease receivables and no allowance for credit losses as of that date. We had no lease receivables as of December 31, 2012.
Inventories — Inventories consisting of finished goods purchased from the contract manufacturer are stated at the lower of cost or market value, with cost being determined using standard cost, which approximates actual cost, on a first-in, first-out basis. We regularly monitor inventory quantities on hand and on order and records write-downs as a component of cost of revenue for excess and obsolete inventories based on our estimate of the demand for our products, potential obsolescence of technology, product life cycles, and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

Warranties — We generally offer limited warranties for our hardware products for periods of one to eight years. We recognize estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of installed units, historical and anticipated rates of warranty claims and the cost per claim.
Additionally, we offer separately priced extended warranty contracts for coverage beyond the standard warranty period. We expense all warranty costs as incurred related to such extended warranty contracts.

Income Taxes — We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statement of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts more-likely-than-not expected to be realized.
As part of the process of preparing the consolidated financial statements, we are required to estimate income tax expense and uncertain tax positions in each of the tax jurisdictions in which we operate. This process involves estimating current income tax expense together with assessing temporary differences in the treatment of items for tax purposes versus financial accounting purposes that may create net deferred tax assets and liabilities. We rely on estimates and assumptions in preparing our income tax provision.
We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. We recognize the tax benefit of an uncertain tax position only if it is more-likely-than-not that the position is sustainable upon examination by the taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in the income tax provision.
Stock–Based Compensation — We measure and recognize stock-based compensation expense in the financial statements for all share-based payment awards made to employees and directors based on the estimated fair values on the date of grant using the Black- Scholes option-pricing model.

Prior to our initial public offering in May 2013, the fair values of the common stock underlying share-based payment awards was determined by the board of directors, with input from management and a third-party valuation specialist. In the absence of a publicly traded market for our common stock, the board of directors determined the fair value of the common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
We determine the fair value of a share based payment award on the date of grant using the Black-Scholes option pricing model which is affected by assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. The expected term represents the period that the award is expected to be outstanding. The expected term of stock options was estimated based on the simplified method that takes into consideration the vesting and contractual terms. Volatility is estimated based on the average of the historical volatilities of the common stock of our peer group in the industry in which we do business, with characteristics similar to those of ours. We use the U.S. Treasury yield for the risk-free interest rate and a dividend yield of zero, as we do not issue dividends.
In addition to assumptions used in the Black-Scholes option pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation of awards. The estimated forfeiture rate is based on an analysis of actual forfeitures and will continue to be evaluated based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Further, to the extent that the actual forfeiture rate is different from this estimate, which could be material, stock-based compensation is adjusted accordingly.
New Accounting Pronouncements — The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on July 18, 2013. The ASU concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. We will adopt this amendment as of January 2014. We do not anticipate that the adoption of this standard will have a material effect on our financial position, results of operations, or cash flows.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our future results.

	Year Ended December 31,
	2013	2012	2011

	(in thousands, except per share data)
Revenue	$116,582	$95,872	$40,421
Cost of revenue	68,376	57,315	27,074
Gross profit	48,206	38,557	13,347
Operating expenses:
Research and development	32,609	18,447	12,986
Sales and marketing	40,102	25,243	12,825
General and administrative	13,082	6,055	3,310
Total operating expenses	85,793	49,745	29,121
Loss from operations	(37,587)	(11,188)	(15,774)
Interest expense	(367)	(33)	(419)
Other income (expense), net	(2,635)	(5,340)	322
Total other expense, net	(3,002)	(5,373)	(97)
Loss before provision for income taxes	(40,589)	(16,561)	(15,871)
Provision for income taxes	143	40	14
Net loss	$(40,732)	$(16,601)	$(15,885)
Basic and diluted net loss per share	$(1.32)	$(6.60)	$(6.63)
Weighted-average number of shares used in computing basic and diluted net loss per share	30,836	2,515	2,396

	Year Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue	58.7%	59.8%	67.0%
Gross profit	41.3%	40.2%	33.0%
Operating expenses:
Research and development	28.0%	19.2%	32.1%
Sales and marketing	34.4%	26.4%	31.7%
General and administrative	11.2%	6.3%	8.2%
Total operating expenses	73.6%	51.9%	72.0%
Loss from operations	(32.3)%	(11.7)%	(39.0)%
Interest expense	(0.3)%	—	(1.0)%
Other income (expense), net	(2.3)%	(5.6)%	0.7%
Total other expense, net	(2.6)%	(5.6)%	(0.3)%
Loss before provision for income taxes	(34.9)%	(17.3)%	(39.3)%
Provision for income taxes	0.1%	—	—
Net loss	(35.0)%	(17.3)%	(39.3)%
Revenue

	Year ended December 31,
	2013	2012	2011

	(dollars in thousands)
Revenue	$116,582	$95,872	$40,421
Revenue increased by $20.7 million or 22%, from the year ended December 31, 2012 to the year ended December 31, 2013, and $55.5 million or 137%, from the year ended December 31, 2011 to the year ended December 31, 2012.
This increase was primarily attributable to increased unit shipments of our Z-Series platforms. We believe that the continued growth in bandwidth demand and increased acceptance of our software-defined networking technology and our high-capacity, multi-layer switching and transport platforms, as an alternative to router-based architecture, will continue to drive our long-term revenue growth. Our revenue growth, however, is susceptible to quarter to quarter fluctuations. For example, revenue in the fourth quarter of 2013 declined by $16.8 million, or 45%, from the level achieved in the third quarter of 2013. This decline was primarily a result of decreased revenue from our largest customer as well as lower than anticipated revenue from other customers that had largely depleted their 2013 capital budgets. We anticipate our first quarter 2014 revenue will be lower than the revenue we recorded in the fourth quarter of 2013.
Approximately 9%, 5% and 1% of our revenue for the years ended December 31, 2013, 2012 and 2011 were attributable to customers located outside the United States. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
To drive and support this growing demand and increase in our revenue, we increased our sales and marketing headcount by 48, or 52%, for the year ended December 31, 2013 and by 46, or 98%, for the year ended December 31, 2012.

Cost of Revenue, Gross Profit and Gross Margin

	Year ended December 31,
	2013	2012	2011

	(dollars in thousands)
Cost of Revenue	$68,376	$57,315	$27,074
Gross Profit	$48,206	$38,557	$13,347
Gross Margin	41.3%	40.2%	33.0%
Cost of revenue increased by $11.1 million or 19.3%, and gross profit increased by $9.6 million or 25.0%, for the year ended December 31, 2013 from the year ended December 31, 2012, corresponding to the increased revenue. Gross margin increased by 1.1% to 41.3% from 40.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in gross margin during this period was attributable to a shift in product mix as well as component and materials cost reductions, partially offset by a $1.0 million write-down for slow moving inventory in the fourth quarter of 2013.
Cost of revenue increased by $30.2 million or 112%, and gross profit increased by $25.2 million or 189% for the year ended December 31, 2012 from the year ended December 31, 2011 corresponding to the increased revenue. Gross margin increased by 7.2%, to 40.2% from 33%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in gross margin during this period was attributable to component and materials cost reductions as well as a decrease in our manufacturing overhead resulting from scale efficiencies as a result of higher volume production.
We expect our gross margin to generally continue to improve as a result of continued increases in sales of higher margin products, the addition of software revenue to our revenue stream and ongoing component and materials cost reductions. Our gross margin, however, may fluctuate from quarter to quarter depending primarily on the product mix sold.
Research and Development

	Year ended December 31,
	2013	2012	2011

	(dollars in thousands)
Research and development	$32,609	$18,447	$12,986
Percent of total revenue	28.0%	19.2%	32.1%
Research and development expense increased by $14.2 million, or 76.8%, from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was primarily due to an increase in personnel-related costs of $9.3 million (including a $1.6 million increase in stock-based compensation) resulting from an increase in headcount of 42, or 43%, primarily to support continued investment in Blue Planet and our Z-Series platforms. Additional components of the increase include an increase in consulting and outside services of $2.5 million.
Research and development expense increased by $5.5 million, or 42.1%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to an increase in personnel-related expenses of $5.0 million (including a $0.4 million increase in stock-based compensation) resulting from an increase in headcount of 37, primarily to support continued investment in Blue Planet and our Z-Series platforms. Additional components of the increase include an increase of $0.8 million in consulting expenses and an increase of $0.3 million in depreciation of property and equipment to support our product development efforts. These increases were partially offset in part by a $0.8 million decrease in expensed prototypes and supplies.
We expect our research and development expenses to increase in dollar amount as we continue to invest in personnel and engineering projects to expand our product portfolio. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.

Sales and Marketing

	Year ended December 31,
	2013	2012	2011

	(dollars in thousands)
Sales and Marketing	$40,102	$25,243	$12,825
Percent of total revenue	34.4%	26.4%	31.7%
Sales and marketing expense increased by $14.9 million, or 58.9%, from the year ended December 31, 2012 to the year ended December 31, 2013 primarily due to an increase of $8.8 million (including a $1.5 million increase in stock-based compensation) in personnel-related expenses due to the expansion of our sales force. To drive increasing revenue, we increased our sales and marketing headcount by 48 from December 31, 2012 to December 31, 2013, representing an increase of 52%. We also experienced increases in marketing and advertising expenses of $1.7 million and travel and related expenses of $1.6 million as we continue to expand into international locations and introduce our products in new markets.

Sales and marketing expense increased by $12.4 million, or 96.8%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to an increase of $6.4 million (including a $0.4 million increase in stock-based compensation) in personnel-related expenses due to the expansion of our sales force. Sales and marketing headcount increased by 46 from December 31, 2011 to December 31, 2012, representing an increase of 98%. As a result of increasing our sales and marketing headcount and international expansion, we also experienced increases in travel and related expenses of $1.8 million and consulting and outside services of $0.9 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Commission expenses also increased by $2.1 million for the year ended December 31, 2012 due to the increased revenue for the period.
We expect our sales and marketing expenses to increase in dollar amount as we continue to invest in sales and marketing personnel and activities, particularly in international markets. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.
General and Administrative

	Year ended December 31,
	2013	2012	2011

	(dollars in thousands)
General and administrative	$13,082	$6,055	$3,310
Percent of total revenue	11.2%	6.3%	8.2%
General and administrative expense increased by $7.0 million, or 116.1%, from the year ended December 31, 2012 to the year ended December 31, 2013. The increase was primarily due to increased personnel-related expenses of $3.6 million (including a $1.9 million increase in stock-based compensation). We increased our general and administrative headcount by 6 from December 31, 2012 to December 31, 2013, representing an increase of 30%. This increase in general and administrative headcount related to hiring of additional executive and other administrative employees to support our growth and our public company reporting obligations. Additional components of the increase included increases in accounting, legal and consulting related expenses of $2.3 million.
General and administrative expense increased by $2.7 million, or 82.9%, from the year ended December 31, 2011 to the year ended December 31, 2012, primarily due to an increase in headcount of 11, which resulted in increased personnel-related expenses of $1.8 million (including a $0.5 million increase in stock-based compensation) due to the hiring of additional executive and other administrative employees to support our growth. Additional components included modest increases in accounting related expenses and increased legal costs.

We expect our general and administrative expenses to increase modestly in dollar amount as we continue to build our infrastructure to support our expanded activities and public company reporting responsibilities. We expect these expenses to fluctuate somewhat from quarter to quarter as a percent of revenue.

Interest Expense

	Year ended December 31,
	2013	2012	2011

	(dollars in thousands)
Interest expense	(367)	(33)	(419)
Interest expense for the year ended December 31, 2013 related to obligations under our revolving loans and term loans, which were entered into during December 2012. As of December 31, 2013 and December 31, 2012 we have drawn down $5.0 million and $5.0 million as term loans and zero and $7.6 million as revolving loans. Interest expense for the years ended December 31, 2012 and 2011 related to our notes payable, which matured and were fully repaid in the first quarter of 2012.
Other Income (Expense), Net

	Year ended December 31,
	2013	2012	2011

	(dollars in thousands)
Interest income	$79	33	$14
Preferred stock warrant liabilities	(2,602)	(5,354)	313
Foreign currency	(82)	(20)	(6)
Other	(30)	1	1
Other Income (expense), net	$(2,635)	$(5,340)	$322
Other income (expense), net changed from an expense of $5.3 million for the year ended December 31, 2012 to an expense of $2.6 million for the year ended December 31, 2013 primarily due to the change in value of the preferred stock warrant liabilities. Upon completion of the IPO in May 2013, the preferred stock warrant liability was re-classed to additional paid-in capital.
Other income (expense), net changed from income of $0.3 million for the year ended December 31, 2011 to an expense of $5.3 million for the year ended December 31, 2012 primarily due to the change in value of the preferred stock warrant liabilities of $5.4 million. This change was due to the increase in the underlying valuation of our capital stock, which was partially offset by the decrease in the expected term of the warrant as it came closer to expiration.

Quarterly Results of Operations

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2013. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2012	2012	2012	2012	2013	2013	2013	2013
	(in thousands, except per share data)
Revenue	$14,187	$23,069	$28,843	$29,773	$26,319	$31,686	$37,694	$20,883
Cost of revenue	8,467	13,456	17,572	17,820	15,402	17,936	22,605	12,433
Gross profit	5,720	9,613	11,271	11,953	10,917	13,750	15,089	8,450
Operating expenses:
Research and development	3,552	3,864	4,889	6,142	7,239	8,158	9,220	7,992
Sales and marketing	4,774	5,607	6,798	8,064	8,017	10,821	10,518	10,746
General and administrative	910	1,236	1,741	2,168	2,863	3,095	3,895	3,229
Total operating expenses	9,236	10,707	13,428	16,374	18,119	22,074	23,633	21,967
Loss from operations	(3,516)	(1,094)	(2,157)	(4,421)	(7,202)	(8,324)	(8,544)	(13,517)
Other income (expense), net	(376)	(374)	(1,041)	(3,582)	(2,127)	(743)	(42)	(90)
Loss before provision for income taxes	(3,892)	(1,468)	(3,198)	(8,003)	(9,329)	(9,067)	(8,586)	(13,607)
Provision for income taxes	8	9	10	13	21	21	25	76
Net loss	$(3,900)	$(1,477)	$(3,208)	$(8,016)	$(9,350)	$(9,088)	$(8,611)	$(13,683)
Basic and diluted net loss per share	$(1.60)	$(0.59)	$(1.26)	$(3.13)	$(3.61)	$(0.33)	$(0.19)	$(0.29)
Weighted-average number of shares used in computing basic and diluted net loss per share	2,441	2,512	2,545	2,563	2,593	27,425	46,262	46,412

Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2012	2012	2012	2012	2013	2013	2013	2013
Cost of revenue	$8	$8	$9	$32	$29	$31	$61	$39
Research and development	105	116	163	361	401	511	773	663
Sales and marketing	90	113	169	284	313	560	571	721
General and administrative	49	108	225	257	319	738	793	726
Total stock-based compensation	$252	$345	$566	$934	$1,062	$1,840	$2,198	$2,149
Liquidity and Capital Resources
We had cash, cash equivalents and marketable securities of $64.1 million at December 31, 2013. Cash and cash equivalents consist of cash and money market funds. Marketable securities, which were held as available for sale at December 31, 2013, consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from amortized cost. The accumulated gross unrealized losses, net of tax, on marketable securities recognized in accumulated other comprehensive loss in our stockholders’ equity as of December 31, 2013 are not significant.

Generally, our marketable securities have contractual maturity dates up to two years from our date of purchase and active markets for these securities exist. We classify our available-for-sale marketable securities as short-term marketable securities in our consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.

During the year ended December 31, 2013 we provided lease arrangements for one qualified end-user customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer and generally have three year terms. As of December 31, 2013 and 2012, we had $0.6 million and zero of lease receivables. Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.
In the three months ended December 31, 2013, we sold $9.2 million of our lease receivables to a third party financing organization at par value for total cash proceeds of $9.2 million. Pursuant to these sales, we retained no substantial risk of default by the lessee nor provided any guarantee of residual value of the underlying leased equipment, except for standard product warranty which is provided in the normal course of business. Consequently, we have met the requirements for derecognition of the related lease receivables.
From our inception through our initial public offering in May 2013, we financed our operations and capital expenditures primarily through private sales of redeemable convertible preferred stock for aggregate net proceeds of $98.1 million, as well as through a commercial credit facility and capital leases. In May 2013 we completed our initial public offering, generating net proceeds of $87.2 million.
We borrowed approximately $6.0 million under a commercial lender growth capital credit facility and various other promissory note agreements to finance hardware and software product development from 2008 to 2009. These borrowings were repaid at various dates through January 2012.
On December 21, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. Loans drawn under the Loan and Security Agreement will be used for working capital and general corporate purposes. As of December 31, 2013 and December 31, 2012 we had drawn down $5.0 million and $5.0 million as term loans and zero and $7.6 million as revolving loans.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of December 31, 2013). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. On the date following such 12 month period and thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.
We believe that our existing cash and cash equivalents, together with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next 12 months.
The following table summarizes our cash flows (in thousands):

	Year ended December 31,
	2013	2012	2011
Net cash used in operations	$(30,557)	$(12,463)	$(13,423)
Net cash used in investing activities	(38,250)	(5,698)	(2,772)
Net cash provided by financing activities	81,160	12,634	7,888
Effect of exchange rates on cash and cash equivalents	(65)	8	(27)
Net increase (decrease) in cash and cash equivalents	$12,288	$(5,519)	$(8,334)

Operating Activities
We used cash in operations of $30.6 million for the year ended December 31, 2013 primarily as a result of a net loss of $40.7 million which was partially offset by $12.6 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. The net change in operating assets and liabilities at December 31, 2013 compared to December 31, 2012 was $2.7 million. This included an increase in inventories of $7.7 million as we prepared to meet anticipated customer demand, a portion of which did not materialize in the fourth quarter of 2013. We anticipate inventories to return to normalized levels in 2014. Accounts payable decreased by approximately $2.8 million, primarily as a result of timing of payments to our contract manufacturer. This was partially offset by an increase in deferred revenue of $1.7 million which primarily relates to shipped and billed hardware awaiting formal acceptance from customers with contracts under federal broadband stimulus programs. Accounts receivable decreased by approximately $4.6 million mainly due to decreased revenue in the fourth quarter of 2013, as well as to the collection of a large receivable in the fourth quarter of 2013. Additionally, accrued compensation increased by $1.2 million as we increased total headcount.
We used cash in operations of $12.5 million for the year ended December 31, 2012 primarily as a result of a net loss of $16.6 million which was partially offset by $9.3 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. In addition, we experienced increases in a majority of our working capital accounts, primarily due to significant increases in our operations as a result of growth in the business. Accounts receivable increased $12.7 million, primarily due to the significant increase in shipments and billings and inventories increased $8.2 million as we prepared for increases in shipments to customers based on demand for our products. These changes were partially offset by an increase in deferred revenue of $12.2 million, partially offset by an increase in deferred costs of $5.9 million related to such deferred revenue. In addition, accounts payable and accrued liabilities increased approximately $7.6 million, primarily as a result of significant inventory purchases and timing of payments of invoices from our contract manufacturer. Additionally, accrued compensation increased by $2.3 million as we increased total headcount.

We used cash in operations of $13.4 million for the year ended December 31, 2011 primarily as a result of a net loss of $15.9 million, which was partially offset by $1.8 million in non-cash depreciation and amortization, stock-based compensation, revaluation of warrants and non-cash interest charges. In addition, during 2011 we experienced increases in a majority of our working capital accounts, primarily due to significant increases in our operations as a result of growth in the business. Accounts receivable increased $3.5 million as a result of an increase in sales in the fourth quarter of 2011 and inventory increased $1.9 million as we prepared for increases in shipment to customers based on demand for our products. These changes were partially offset by increase in deferred revenue of $5.0 million, partially offset by an increase in deferred costs of $2.3 million related to such deferred revenue. In addition, accounts payable and accrued liabilities increased approximately $2.9 million, primarily as a result of significant inventory purchases and timing of payments of invoices from our contract manufacturer.
Investing Activities

Cash used in investing activities primarily relates to purchases of marketable securities and capital expenditures, such as lab equipment, tooling and computer hardware to support our growth. We used $38.3 million in cash for investing activities in the year ended December 31, 2013 primarily related to the purchase of marketable securities of $31.6 million as well as capital expenditures of $6.1 million. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Generally, our marketable securities have maturity dates up to two years from our date of purchase, and active markets for these securities exist.

We used $5.7 million and $2.8 million in cash for investing activities for the years ended December 31, 2012 and 2011 primarily related to the purchase of lab equipment, tooling and computer hardware to support our growth.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2013 was $81.2 million. In May 2013, we completed our initial public offering which generated aggregate net proceeds of $87.2 million, net of underwriting discounts and commissions and offering costs. This was partially offset by repayment of $7.6 million outstanding under our revolving loan facility. Additionally, we received $1.4 million proceeds from the exercise of stock options and preferred stock warrants during the year ended December 31, 2013.

Cash from financing activities for the year ended December 31, 2012 reflected proceeds of $12.6 million related to a $7.6 million draw on our newly established revolving loan facility, a $5.0 million draw on our newly established term loan facility and $116,000 from the exercise of stock options.

We generated $7.9 million in cash from financing activities for the year ended December 31, 2011 as a result of our issuance of 110,446 and 2,138,535 shares of Series E and F redeemable convertible preferred stock for aggregate net proceeds of $10.4 million. This increase was partially offset by $2.6 million in payments on our capital lease and notes payable obligations.
Contractual Obligations and Commitments

We lease our headquarters in Petaluma, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2023. In addition, we subcontract with other companies to manufacture and supply components for our products. During the normal course of business, our contract manufacturer procures components from suppliers based on our forecasts. If we cancel all or part of the orders, we will be liable to our contract manufacturer for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review this potential liability and, as of December 31, 2013 we have no significant related accruals recorded. Our financial position and results of operations could be negatively impacted if we are required to compensate our contract manufacturer for any unrecorded liabilities incurred.

In July 2013, we entered into a lease for additional space in Petaluma, California. The July 2013 lease has a ten year term, estimated to commence on or about July 1, 2014 and provides for the lease of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. We have an option to extend the term of the lease for an additional five year period.

The following table summarizes our fixed and determinable contractual obligations at December 31, 2013 including leases:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$13,579	$1,237	$2,492	$2,661	$7,189
Term loan (1)	5,298	1,766	3,532	—	—
Purchase commitments (2)	7,877	7,877	—	—	—
Total	$26,754	$10,880	$6,024	$2,661	$7,189

(1) Includes $5.0 million of principal and approximately $0.3 million of expected interest. Refer to Note 4 of "Notes to Consolidated Financial Statements” for Term loan detail.
(2) Consists of minimum purchase commitments with our contract manufacturer.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $32.5 million at December 31, 2013. Cash and cash equivalents consist of cash and money market funds. Additionally, we had marketable securities of $31.6 million at December 31, 2013. Marketable securities consist of U.S treasury securities, U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash, cash equivalents and marketable securities. We do not enter into marketable securities for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our marketable securities.
In addition, as of December 31, 2013, we had drawn down $5.0 million as term loans and zero as revolving loans under our Loan and Security Agreement with SVB. Due to the short-term nature of our marketable securities portfolio and our outstanding loan amount, we believe that only dramatic fluctuations in interest rates would have a material effect on us. As a result, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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

Item 8. Consolidated Financial Statements and Supplementary Data

Cyan, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyan, Inc.

We have audited the accompanying consolidated balance sheets of Cyan, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyan, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP
Redwood City, California
March 25, 2014

Cyan, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$32,509	$20,221
Marketable securities	31,639	—
Accounts receivable (net of allowance for doubtful accounts of $147 and zero at December 31, 2013 and 2012)	14,558	19,200
Short-term lease receivable	201	—
Inventories	20,746	14,049
Deferred costs	8,286	8,228
Prepaid expenses and other	1,378	930
Total current assets	109,317	62,628
Property and equipment, net	11,155	6,485
Long-term lease receivable	403	—
Other assets	645	1,676
Total assets	$121,520	$70,789
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,474	$11,842
Accrued liabilities	3,786	3,636
Accrued compensation	4,895	3,743
Revolving loan	—	7,563
Term loan, current portion	1,604	—
Deferred revenue	17,516	15,597
Preferred stock warrant liability	—	6,254
Other liabilities	849	74
Total current liabilities	37,124	48,709
Term loan, non-current portion	3,396	5,000
Deferred revenue	1,577	1,820
Deferred rent	486	182
Total liabilities	42,583	55,711
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock issuable in series, $0.0001 par value: no shares authorized, issued or outstanding as of December 31, 2013; 35,031,602 shares authorized; 33,897,005 shares issued and outstanding as of December 31, 2012.	—	98,133
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of December 31, 2013; no shares authorized, issued or outstanding as of December 31, 2012.	—	—
Common stock, $0.0001 par value: 1,000,000,000 and 50,000,000 shares authorized as of December 31, 2013 and December 31, 2012; 46,536,436 and 2,575,220 shares issued and outstanding as of December 31, 2013 and December 31, 2012.	5	—
Additional paid in-capital	206,300	3,514
Accumulated other comprehensive loss	(86)	(19)
Accumulated deficit	(127,282)	(86,550)
Total stockholders’ equity (deficit)	78,937	(83,055)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$121,520	$70,789

See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenue	$116,582	$95,872	$40,421
Cost of revenue	68,376	57,315	27,074
Gross profit	48,206	38,557	13,347
Operating expenses:
Research and development	32,609	18,447	12,986
Sales and marketing	40,102	25,243	12,825
General and administrative	13,082	6,055	3,310
Total operating expenses	85,793	49,745	29,121
Loss from operations	(37,587)	(11,188)	(15,774)
Interest expense	(367)	(33)	(419)
Other income (expense), net	(2,635)	(5,340)	322
Total other expense, net	(3,002)	(5,373)	(97)
Loss before provision for income taxes	(40,589)	(16,561)	(15,871)
Provision for income taxes	143	40	14
Net loss	$(40,732)	$(16,601)	$(15,885)
Basic and diluted net loss per share	$(1.32)	$(6.60)	$(6.63)
Weighted-average number of shares used in computing basic and diluted net loss per share	30,836	2,515	2,396

See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(40,732)	$(16,601)	$(15,885)
Other comprehensive income (loss):
Foreign currency translation adjustments	(83)	8	(27)
Unrealized gains (losses) on available for sale securities, net of tax	16	—	—
Total other comprehensive income (loss)	(67)	8	(27)
Comprehensive loss	$(40,799)	$(16,593)	$(15,912)
See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	31,648,024	$87,705	2,316,041	$—	$486	$—	$(54,064)	$(53,578)
Issuance of Series E redeemable convertible preferred stock	110,446	500	—	—	—	—	—	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs of $71	2,138,535	9,928	—	—	—	—	—	—
Issuance of common stock under stock-based compensation programs	—	—	124,730	—	50	—	—	50
Stock-based compensation	—	—	—	—	765	—	—	765
Foreign currency translation adjustment	—	—	—	—	—	(27)	—	(27)
Net loss	—	—	—	—	—	—	(15,885)	(15,885)
Balances at December 31, 2011	33,897,005	98,133	2,440,771	—	1,301	(27)	(69,949)	(68,675)
Issuance of common stock under stock-based compensation programs	—	—	134,449	—	116	—	—	116
Stock-based compensation	—	—	—	—	2,097	—	—	2,097
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(16,601)	(16,601)
Balances at December 31, 2012	33,897,005	98,133	2,575,220	—	3,514	(19)	(86,550)	(83,055)
Issuance of common stock under stock-based compensation programs	—	—	289,479	—	412	—	—	412
Issuance of common stock upon initial public offering (IPO), net of issuance costs of $3,854	—	—	8,899,022	2	87,183	—	—	87,185
Conversion of convertible preferred stock to common stock upon IPO	(33,897,005)	(98,133)	33,897,005	3	98,130	—	—	98,133
Reclassification of preferred stock warrant liability upon IPO	—	—	469,717	—	8,856	—	—	8,856
Exercise of preferred stock warrants upon IPO	—	—	405,993	—	975	—	—	975
Unrealized gains on available for sale securities	—	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	7,230	—	—	7,230
Foreign currency translation adjustment	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(40,732)	(40,732)
Balances at December 31, 2013	—	$—	46,536,436	$5	$206,300	$(86)	$(127,282)	$78,937
See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(40,732)	$(16,601)	$(15,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,721	1,801	1,358
Noncash interest expense	—	—	20
Stock-based compensation	7,249	2,097	765
Change in fair value for warrants	2,602	5,354	(313)
Changes in operating assets and liabilities:
Accounts receivable	4,642	(12,674)	(3,514)
Lease receivable	(604)	—	—
Inventories	(7,733)	(8,162)	(1,914)
Deferred costs	(58)	(5,924)	(2,304)
Prepaid expenses and other assets	(448)	(586)	(70)
Accounts payable	(2,846)	6,483	1,863
Accrued liabilities	1,478	1,133	1,027
Accrued compensation	1,152	2,337	547
Deferred revenue	1,676	12,198	5,046
Deferred rent	344	81	(49)
Net cash used in operating activities	(30,557)	(12,463)	(13,423)
Investing activities
Purchases of property and equipment	(6,111)	(5,698)	(2,772)
Purchase of available for sale securities	(31,639)	—	—
Purchase of other investment	(500)	—	—
Net cash used in investing activities	(38,250)	(5,698)	(2,772)
Financing activities
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	—	10,428
Proceeds from initial public offering (IPO), net of issuance costs	87,394	—	—
Proceeds from stock-based compensation programs	412	116	50
Proceeds from exercise of preferred stock warrants upon IPO	975	—	—
Borrowings under revolving loan and term loan facilities	—	12,563	—
Repayments of borrowings	(7,563)	(45)	(2,458)
Payments on capital leases	(58)	—	—
Repayment on sale-leaseback	—	—	(132)
Net cash provided by financing activities	81,160	12,634	7,888
Effect of exchange rate changes on cash and cash equivalents	(65)	8	(27)
Net increase (decrease) in cash and cash equivalents	12,288	(5,519)	(8,334)
Cash and cash equivalents at beginning of period	20,221	25,740	34,074
Cash and cash equivalents at end of period	$32,509	$20,221	$25,740
Supplemental disclosures of cash flow information
Cash paid for interest	$361	$43	$399
Non-cash investing and financing activities
Property and equipment included in accounts payable	$1,183	$832	$105
Deferred offering costs in accounts payable and accrued liabilities	$—	$1,537	$—
Conversion of convertible preferred stock into common stock upon IPO	$98,133	$—	$—
Reclassification of preferred stock warrant liability upon IPO	$8,856	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Initial Public Offering — In May 2013, the Company closed its initial public offering (IPO) whereby 8,899,022 shares of common stock were sold to the public, including 899,022 shares of common stock issued pursuant to the partial exercise of an overallotment option granted to the underwriters. The aggregate net proceeds received by the Company from the offering were $87.2 million, net of underwriting discounts and commissions and issuance expenses. Upon the closing of the IPO, all previously outstanding shares of the Company’s outstanding convertible preferred stock automatically converted into 33,897,005 shares of common stock. In addition, warrants to purchase shares of convertible preferred stock were exercised resulting in the issuance of 792,361 shares of common stock and the remaining outstanding warrants to purchase convertible preferred stock were converted into warrants to purchase 115,001 shares of common stock. In November 2013, the remaining warrants to purchase common stock were net exercised resulting in the issuance of 83,349 shares of common stock.
Principles of Consolidation — The Company's consolidated financial statements include its accounts and the accounts of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
Fiscal Periods — The Company operates on fiscal periods ending on the last day of the respective calendar quarter.

Use of Estimates — The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. For the Company, these estimates include, but are not limited to, allowances for doubtful accounts, inventory valuation, excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets, sales returns reserve, the fair value of stock awards, warranty costs, contingencies, accounting for income taxes, including the determination of the timing of the establishment or release of our valuation allowance related to our deferred tax asset balances and reserves for uncertain tax positions, and prior to the Company's initial public offering, the fair value of common and redeemable convertible preferred stock and related warrants. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original or remaining maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2013 and 2012 cash equivalents consist primarily of money market funds, the cost of which approximates fair value.
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

Marketable securities, which are classified as available for sale at December 31, 2013, include U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Investment policies have been implemented that limit the purchase of marketable securities to investment grade securities. Marketable securities that are downgraded after purchase are evaluated on a case by case basis by management to determine if they should be held or sold. Generally, the Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the financial institutions that hold the Company’s cash, cash equivalents and marketable securities are financially sound and, accordingly, minimal credit risk exists with respect to these cash, cash equivalents and marketable securities.
Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers to secure trade receivables. Trade receivables are derived from sales to customers located in the United States as well as those in international locations. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances, including evaluations of its customers’ financial condition. Additionally, based on its historical write-offs and collections experience, the Company records an additional allowance based on a percentage of outstanding receivables. These evaluations require significant judgment and are based on a variety of factors, including, but not limited to, current economic trends, payment history and financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company had $0.1 million allowance for doubtful accounts recorded as of December 31, 2013 and no allowance for doubtful accounts recorded as of December 31, 2012.
The Company provides leasing arrangements for certain qualified end-user customers. The Company classifies these arrangements as lease receivables, which represent sales-type leases resulting from the sale of the Company’s products. Lease receivables consist of arrangements with the Company's customers, which generally have three year terms. The Company retains title to the underlying assets for the term of the lease or up until the point in time at which the lease receivable is sold to a third party financing organization. Aside from its standard product warranty which is provided in the normal course of business, the Company has no obligation to the third party financing organizations once the lease receivables have been sold. Pursuant to such a sale, if the Company retains no substantial risk of default by the lessee nor provides any guarantee of residual value of the underlying leased equipment, then the related lease receivables will be derecognized.
The Company assesses the allowance for credit loss related to lease receivables on an individual basis. If applicable, the Company maintains an allowance for credit losses resulting from the inability or unwillingness of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances, including evaluations of the customers’ financial condition. These evaluations require significant judgment and are based on a variety of factors, including but not limited to, current economic trends, payment history, and financial review of the customer.
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

In addition, when the evaluation indicates that it is probable that any amounts due pursuant to the contractual terms of the lease agreement, including scheduled interest payments, are unable to be collected, the leasing receivable is considered impaired. All such outstanding amounts, including any accrued interest, will be assessed for potential reserve at the individual customer level. Lease receivables are written off at the point when they are considered uncollectible and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against the allowance for credit losses.
Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. As of December 31, 2013 the Company had $0.6 million of lease receivables and no allowance for credit losses as of that date. The Company had no lease receivables as of December 31, 2012.
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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation — The Company’s revenue contracts are denominated in U.S. dollars, but certain operating expenses are incurred in various foreign currencies. Generally, the functional currency of the Company’s foreign operations is the local country’s currency. For those entities where the functional currency is the local country's currency, the expenses of operations outside the U.S. are translated into U.S. dollars using average exchange rates for the period reported, while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using the end-of-period exchange rates.

Foreign currency translation adjustments not affecting net loss are included in stockholders’ deficit as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.

The revaluation effect of foreign currency fluctuations is recorded as foreign currency gain (loss) and included in other income (expense) in the accompanying consolidated statements of operations.

Property and Equipment, Net — Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful life, generally five to ten years, or the related remaining lease term. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any remaining gain or loss reflected in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets — The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate, undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the asset exceeds the fair value of the assets, is recorded. Through December 31, 2013 no impairment losses have been identified.

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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer payment terms generally range from 30 to 90 days. The Company generally does not offer extended payment terms.
A portion of the Company’s sales are made through multi-year lease agreements.  These lease agreements include a bargain purchase option and meet the criteria for treatment as sales-type leases. Under sales-type leases, the Company recognizes revenue for its hardware products, net of post-installation product maintenance and technical support, at the net present value of the lease payment stream at the point in time the lessee has the right to use the underlying asset. The Company seeks to optimize its cash flows by selling a majority of its lease receivables to third party financing organizations on a non-recourse basis.  Aside from its standard product warranty which is provided in the normal course of business, the Company has no obligation to the third party financing organizations once the lease receivables have been sold. Pursuant to such a sale, if the Company retains no substantial risk of default by the lessee nor provides any guarantee of residual value of the underlying leased equipment, then the related lease receivables will be derecognized. Some of the Company’s sales-type leases may remain unsold at any particular period end.
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
Multiple-element arrangements can include any combination of products and services. When allocating consideration, the Company will first do so on the basis of the deliverables’ relative selling prices, without regard to any contingent consideration, and then subsequently determine whether the revenue that may be recognized is limited based on the amount of non-contingent revenue. To the extent that the stated contractual prices agree to the Company’s estimated selling price on a standalone basis, the allocation of the consideration is based on stated contractual prices. However, if the stated contractual price for any deliverable is outside a narrow range of the estimated selling price on a standalone basis, the allocation is adjusted using the “relative-selling-price method.” Generally, the individual products and services meet the criteria for separate units of accounting and the Company recognizes revenue for each element upon delivery of the element.
The Company has not yet established VSOE for all deliverables in its arrangements with multiple elements. When VSOE cannot be established, the Company attempts to establish the selling price of each element based upon TPE by evaluating the pricing of similar and interchangeable competitor products or services in standalone arrangements. However, as the Company’s products contain a significant element of proprietary technology and offer substantially different features and functionality from competitors, the Company has not been able to obtain comparable standalone pricing information with respect to competitors’ products. Therefore, the Company has historically not been able to obtain reliable evidence of TPE.
When the Company is unable to establish a selling price using VSOE or TPE, the Company uses BESP. The objective of BESP is to determine the price at which the Company would transact a sale if the element was sold on a standalone basis.
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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising Costs — Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011.

Cost of Revenue — Cost of revenue primarily consists of product manufacturing costs incurred with the Company’s contract manufacturer. Cost of revenue also includes third-party manufacturing and supply chain logistics costs, provisions for excess and obsolete inventory, warranty, hosting costs, certain allocated costs for facilities, depreciation and other expenses associated with logistics and quality control. Additionally, it includes salaries, benefits and stock-based compensation for personnel directly involved with manufacturing installation, maintenance and support services and the provision of the Company’s service offerings.

Research and Development — Research and development costs primarily include salaries and other personnel-related expenses, contractor fees, facility costs, supplies, and depreciation of equipment associated with the design and development of new products prior to the establishment of their technological feasibility. Such costs are charged to research and development expense as incurred.

Development costs related to software incorporated in the Company’s products incurred subsequent to the establishment of technological feasibility and prior to the product being released are capitalized and amortized over the estimated useful lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2013 all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Warranties — The Company generally offers limited warranties for its hardware products for periods of one to eight years. The Company recognizes estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of installed units, historical and anticipated rates of warranty claims and the cost per claim.
Additionally, the Company offers separately priced extended warranty contracts for coverage beyond the standard warranty period. The Company expenses all warranty costs as incurred related to such extended warranty contracts.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock–Based Compensation — The Company measures and recognizes stock-based compensation expense in the financial statements for all share-based payment awards made to employees and directors based on the estimated fair values on the date of grant using the Black-Scholes option-pricing model.

Prior to the Company's initial public offering in May 2013, the fair values of the common stock underlying share-based payment awards was determined by the board of directors, with input from management and a third-party valuation specialist. In the absence of a publicly traded market for the Company's common stock, the board of directors determined the fair value of the common stock in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The Company’s determination of the fair value of a share based payment award on the date of grant using the Black-Scholes option pricing model is affected by assumptions regarding a number of subjective variables. These variables include the Company’s expected stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. The expected term represents the period that the award is expected to be outstanding. The expected term of stock options was estimated based on the simplified method that takes into consideration the vesting and contractual terms. Volatility is estimated based on the average of the historical volatilities of the common stock of the Company’s peer group in the industry in which the Company does business, with characteristics similar to those of the Company. The Company uses the U.S. Treasury yield for its risk-free interest rate and a dividend yield of zero, as it does not issue dividends.
In addition to assumptions used in the Black-Scholes option pricing model, the Company must also estimate a forfeiture rate to calculate the stock-based compensation of its awards. The estimated forfeiture rate is based on an analysis of actual forfeitures and will continue to be evaluated based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Further, to the extent the Company’s actual forfeiture rate is different from this estimate, which could be material, stock-based compensation is adjusted accordingly.

New Accounting Pronouncements — The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on July 18, 2013. The ASU concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. The Company will adopt this amendment as of January 2014. The Company does not anticipate that the adoption of this standard will have a material effect on its financial position, results of operations, or cash flows.
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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2013 and December 31, 2012 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
Marketable Securities

Marketable securities, which are classified as available for sale at December 31, 2013, are carried at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of U.S treasury securities, U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper.

The fair value of the Company's marketable securities is determined as the exit price in the principal market in which it would transact. Level 1 instruments are valued based on quoted market prices in active markets and include U.S treasury securities. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. As of December 31, 2013 and December 31, 2012 the Company had no marketable securities classified within Level 3 of the fair value hierarchy.

The Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist. As of December 31, 2013 based on contractual maturity, the Company had $22.9 million and $8.7 million of marketable securities maturing within one and two years. The Company classifies its available-for-sale marketable securities as short-term marketable securities in its consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.
Preferred Stock Warrant Liability
Previously, the Company estimated the fair value of preferred stock warrants at the respective balance sheet dates using the Black-Scholes option-pricing model based on the fair value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free rates, expected dividends and the expected volatility of the price of the underlying redeemable convertible preferred stock. Because this model includes significant unobservable inputs, preferred stock warrant liabilities were classified within Level 3 of the valuation hierarchy.
The company performed the final re-measurement of the convertible preferred stock warrant liability in connection with the completion of its IPO in May 2013 at which time the warrants remaining outstanding became exercisable for common stock, and reclassified the warrant liability from other current liabilities to additional paid-in capital.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hierarchy
The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money Market Funds	$13,452	$—	$—	$13,452

Marketable Securities:
Commercial paper	$—	$19,687	$—	$19,687
Corporate bonds	—	4,857	—	4,857
Municipal bonds	—	1,026	—	1,026
U.S. government-sponsored agency securities	—	2,031	—	2,031
U.S. treasury securities	4,038	—	—	4,038
Total marketable securities	$4,038	$27,601	$—	$31,639

The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money Market Funds	$4,544	$—	$—	$4,544

Liabilities:
Preferred stock warrants	$—	$—	$6,254	$6,254

There were no transfers of assets or liabilities measured at fair value between levels within the fair value hierarchy during the years ended December 31, 2013 and 2012.

The following table shows the Company’s available-for-sale securities amortized cost, gross unrealized gains, gross unrealized losses and fair value as of December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$19,683	$5	$1	$19,687
Corporate bonds	4,854	4	1	$4,857
Municipal bonds	1,027	—	1	$1,026
U.S. government-sponsored agency securities	2,029	2	—	$2,031
U.S. treasury securities	4,030	8	—	4,038
Total marketable securities	$31,623	$19	$3	$31,639

The Company regularly reviews its marketable securities portfolio to identify and evaluate instruments that have indications of possible impairment.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 no marketable securities have been in a continuous unrealized loss position for more than twelve months. The gross unrealized loss was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale marketable securities as of December 31, 2013 was considered temporary in nature. Factors considered in determining whether a loss is temporary include, but are not limited to, the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee.

The Company has evaluated its marketable securities portfolio as at December 31, 2013 and has determined that none of its marketable securities are impaired.
3. Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Cash	$19,057	$15,677
Money market funds	13,452	4,544
Total cash and cash equivalents	$32,509	$20,221
Allowance for Doubtful Accounts

The table below presents the changes in the allowance for doubtful accounts for the year ended December 31, 2013 (in thousands):

Year Ended December 31, 2013
Opening balance	$—
Provision for doubtful accounts	643
Write offs	(496)
Closing balance	$147

Prior to the year ended December 31, 2013 the Company had recorded no allowance for doubtful accounts or write-offs.
Lease Receivables

A summary of the Company’s lease receivables is presented as follows (in thousands):

	December 31, 2013	December 31, 2012
Net minimum lease payments to be received	$639	$—
Less unearned interest income portion	35	—
Total lease receivable	604	—
Less short-term lease receivable	201	—
Long-term lease receivable	$403	$—

Approximately $0.2 million of the gross lease receivables were scheduled to mature in each of 2014, 2015 and 2016.

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancing, or defaults.

In the three months ended December 31, 2013 the Company sold $9.2 million of its lease receivables to a third party financing organization at par value for total cash proceeds of $9.2 million. Pursuant to these sales, the Company retained no substantial risk of default by the lessee nor provided any guarantee of residual value of the underlying leased equipment, except for standard product warranty which is provided in the normal course of business. Consequently, the Company has met the requirements for derecognition of the related lease receivables.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory
Inventories consisted of finished goods purchased from the contract manufacturer and are stated at the lower of cost (on a first-in, first-out basis) or market value. Inventory consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$748	$557
Finished goods	19,998	13,492
Total Inventory	$20,746	$14,049
During the year ended December 31, 2013, the Company recorded a $1.0 million write-down for slow moving inventory. This write-down was included as a component of cost of revenue in the year ended December 31, 2013.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Lab equipment and tooling	$14,743	$8,991
Software	667	567
Leasehold improvements	1,595	876
Furniture and fixtures	974	413
Computer equipment	979	719
Property and equipment, gross	18,958	11,566
Less accumulated depreciation and amortization	(7,803)	(5,081)
Property and equipment, net	$11,155	$6,485

For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expense on property and equipment was $2.7 million, $1.8 million and $1.4 million.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Inventory-in-transit	$344	$323
Warranty reserve (1)	1,374	1,266
Professional fees	862	921
Sales and use taxes	497	627
Other	709	499
Total accrued liabilities	$3,786	$3,636

(1)	Activity related to warranties is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$1,266	$783	$363
Charge to cost of sales	1,553	1,106	963
Costs incurred	(1,445)	(623)	(543)
Closing balance	$1,374	$1,266	$783

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales Returns Reserve

The table below presents the changes in the sales returns reserve for the year ended December 31, 2013 (in thousands):

Year Ended December 31, 2013
Opening balance	$—
Provision for sales returns	910
Sales returns	(712)
Closing balance	$198

Prior to the year ended December 31, 2013 the Company had recorded no sales returns reserve or sales returns.
4. Debt
Loan and Security Agreement
On December 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). The agreement provided for a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. As of December 31, 2013 and December 31, 2012 the Company had drawn down $5.0 million and $5.0 million as term loans and zero and $7.6 million as revolving loans.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of both December 31, 2013 and December 31, 2012). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. Thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.
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
The Loan and Security Agreement as amended, contains customary affirmative and negative covenants limiting the Company’s ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company must also comply with a minimum adjusted quick ratio financial covenant which is the ratio of its unrestricted cash and net billed accounts receivable to its current liabilities minus the current portion of deferred revenue.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2013 and December 31, 2012 the Company was in compliance with all covenants.
The estimated principal payments of the term loan are as follows (in thousands):

Year ending December 31:
2014	$1,604
2015	1,666
2016	1,730
$5,000

5. Commitments and Contingencies
Facility Lease
In April 2007, the Company entered into a six-year lease for office premises in Petaluma, California. This agreement has scheduled expiration dates of May 2015 and October 2018, providing the Company a total of 22,780 square feet.

In July 2013, the Company entered into a lease for additional space in Petaluma, California. The July 2013 lease has a ten year term, is estimated to commence on or about July 1, 2014 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. The Company has an option to extend the term of the lease for an additional five year period.

In relation to these lease agreements, an executive officer, who is also a member of the Company’s board of directors, owns approximately 40% of the limited liability company from which the Company is leasing the office premises. As of December 31, 2013 and December 31, 2012 no amounts were included in accounts payable or accrued expenses under these agreements.

As of December 31, 2013 and December 31, 2012 total deferred rent was $0.6 million and $0.3 million. For the years ended December 31, 2013, 2012 and 2011 rent expense was $0.8 million, $0.5 million and $0.4 million.

Future minimum annual obligations under non-cancellable lease agreements as of December 31, 2013 are approximately as follows (in thousands):

Year ending December 31:
2014	$1,237
2015	1,293
2016	1,199
2017	1,330
2018	1,331
Thereafter	7,189
Total	$13,579

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Company is not party to any legal proceedings the outcome of which, it believes, if determined adversely to it, would individually or in the aggregate have a material adverse effect on the Company's future business, consolidated results of operations, cash flows or financial position. From time to time, the Company may be involved in various legal proceedings arising from the normal course of our business activities. On July 24, 2013 the Company settled the previously disclosed litigation involving a former employee. The settlement cost was recorded as a charge in the quarter ended June 30, 2013 and was not material to the Company's results of operations.
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
Contract Manufacturer
As of December 31, 2013 and December 31, 2012 the Company has commitments to its contract manufacturer of $7.9 million and $7.1 million. These commitments include raw materials, work in progress and scheduled future orders. Should the Company be required to pay under this guarantee, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under the guarantee.
6. Redeemable Convertible Preferred Stock and Warrants
Upon the closing of the IPO in May 2013, all outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis.

Convertible Preferred Stock Warrants
On various dates throughout 2007, 2008 and 2009, the Company issued warrants to purchase 12,806 shares of the Company’s Series A Preferred Stock and 102,195 shares of the Company’s Series B Preferred Stock at exercise prices of $1.30 and $2.45 per share. These warrants were exercisable on various dates throughout 2013, 2014 and 2015.
Upon closing of the IPO, warrants to purchase 894,596 shares of convertible preferred stock were net exercised resulting in the issuance of 792,361 shares of common stock. Warrants to purchase 115,001 shares of convertible preferred stock were converted into warrants to purchase common stock at the original exercise price per share. In November 2013, the remaining warrants to purchase common stock were net exercised resulting in the issuance of 83,349 shares of common stock.
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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the outstanding preferred stock warrants was determined using the Black-Scholes-Merton option-pricing model. The fair value of the preferred stock warrant was estimated using the following assumptions for the periods presented below:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	0.48-3.24	0.80-3.49	1.89-4.49
Volatility	55%	55%	55%
Risk-free interest rate	0.22-0.68%	0.25-0.36%	0.25-0.83%
Dividend yield	—	—	—
The change in the fair value of the convertible preferred stock warrant liability during the periods presented is summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Opening balance	$6,254	$900	$1,213
Increase (decrease) in Fair Value	2,602	5,354	(313)
Reclassification of warrant liability to additional paid-in capital	(8,856)	—	—
Closing balance	$—	$6,254	$900

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
The total gross proceeds from the offering to the Company were $97.9 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $87.2 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 33,897,005 shares of common stock. As of December 31, 2013 the Company had 46,536,436 shares of common stock issued and outstanding.
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
On January 1, 2014, an additional 2,094,194 shares of common stock were reserved for future issuance under the 2013 Equity Incentive Plan in accordance with the annual increase provision of the plan.
Generally, stock options are granted with terms of up to 10 years and vest over a period of four years.
A summary of the activity and changes during the year ended December 31, 2013 and a summary of information related to options exercisable and vested and expected to vest are presented below:

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2012	1,242,353	10,212,760	$2.49	8.40	59,456
Options reserved	4,600,000	—	—
Options granted	(3,694,163)	3,694,163	$9.25
Options exercised	—	(289,479)	$1.42
Options forfeited	659,502	(659,502)	$3.12
Balance at December 31, 2013	2,807,692	12,957,942	$4.33	7.78	27,629
Options vested and expected to vest - December 31, 2013		11,570,270	$4.14	7.69	$25,480
Options exercisable - December 31, 2013		5,395,697	$2.17	6.68	$17,519

The fair value of options granted to employees during the years ended December 31, 2013, 2012 and 2011 was approximately $18.4 million, $13.3 million and $2.0 million. The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Year Ended December 31,
	2013	2012	2011
Expected term (years)	6.08	6.08	6.08
Volatility	46-55%	55%	55-56.7%
Risk-free interest rate	0.70-1.75%	0.62-1.02%	0.97-2.25%
Dividend yield	—	—	—
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2013	2012	2011
Cost of revenue	$160	$57	$73
Research and development	2,348	745	338
Sales and marketing	2,165	656	229
General and administrative	2,576	639	125
Total stock-based compensation	$7,249	$2,097	$765
The weighted-average fair value per share of options granted was $4.99, $2.15 and $1.28 for the years ended December 31, 2013, 2012 and 2011.  The intrinsic value of employee options exercised for the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $0.3 million and $0.3 million. At December 31, 2013, 2012 and 2011 the total unamortized stock-based compensation expense of approximately $25.7 million, $11.7 million and $2.2 million, is to be recognized over the stock options’ remaining vesting term of approximately 2.77 years, 3.22 years and 3.26 years.
8. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Net loss	$(40,732)	$(16,601)	$(15,885)
Weighted-average shares used to compute basic and diluted net loss per share	30,836	2,515	2,396
Basic and diluted net loss per share	$(1.32)	$(6.60)	$(6.63)

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Redeemable convertible preferred stock	—	33,897	33,897
Employee stock options	12,958	10,213	4,446
Convertible preferred stock warrants	—	1,010	1,010
	12,958	45,120	39,353
9. Income Taxes

The following table presents domestic and foreign components of loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(39,068)	$(16,725)	$(15,939)
Foreign	(1,521)	164	68
Total	$(40,589)	$(16,561)	$(15,871)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	20	6	1
Foreign	156	34	13
Total	176	$40	$14
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(33)	—	—
Total	(33)	—	—
Total provision	$143	$40	$14

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012	2011
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0	5.2	7.4
Foreign taxes at less than statutory rate	(1.6)	0.1	0.1
Intercompany transactions	(21.4)	—	—
Nondeductible stock-based compensation	(2.9)	(3.0)	(1.4)
Nondeductible warrant fair value adjustment	(2.2)	(11.0)	0.7
Other permanent differences	(0.4)	—	(0.4)
Tax credits generated in current year	4.1	—	2.9
Valuation allowance change	(12.0)	(25.5)	(43.3)
Total	(0.4)%	(0.2)%	—%

As a result of the Company’s history of net operating losses, the domestic provision for income taxes relates to accruals for state minimum and capital base income taxes and the foreign provision for income taxes are associated with non-U.S. operations.

The Company had unrecorded excess stock option tax benefits of $0.1 million as of December 31, 2013. These amounts will be credited to additional paid-in capital when such amounts reduce cash taxes payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets (in thousands):

	December 31,
	2013	2012
Deferred revenue	$2,417	$206
Depreciation and amortization	(1,326)	(241)
Accrued expenses and reserves	4,319	1,485
Loss carryforwards	27,687	29,149
Tax credit carryforwards	5,870	3,462
Contribution carryforwards	1	1
	38,968	34,062
Valuation allowance	(38,937)	(34,062)
Net deferred tax assets	$31	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company established a full valuation allowance to offset domestic net deferred tax assets as of December 31, 2013 and 2012 due to the uncertainty of realizing future tax benefits from its net operating loss (“NOL”) carryforwards and other deferred tax assets. The valuation allowance increased by approximately $4.9 million and $4.2 million during the years ended December 31, 2013 and 2012.

As of December 31, 2013, the Company had $81.5 million of federal and $75.9 million of state net operating loss carryforwards and $4.5 million of federal and $4.9 million of California research tax credit carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2014 for state income tax purposes, and the research tax credit carryforwards begin to expire in 2027 for federal purposes, but do not expire for California purposes.

Under Section 382 of the Tax Reform Act of 1986 and similar state provisions, the amounts of benefits from NOL and tax credit carryforwards may be impaired or limited on an annual basis in the event that the Company has a cumulative ownership change of more than 50%, as defined, over a three-year period. The annual limitation may result in the expiration of the NOL and tax credit carryforwards before utilization. The impact of any limitation that may be imposed due to current or future issuances of equity securities, including issuances with respect to acquisitions, has not been determined.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not provided for U.S. taxes on its foreign earnings, which are intended to be indefinitely reinvested outside the U.S.  As of December 31, 2013 the Company had cumulative undistributed earnings of foreign subsidiaries of approximately $0.2 million, which are intended to be reinvested outside the U.S and for which no U.S. income or foreign withholding taxes have been recorded. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid.

The Company has total unrecognized tax benefits as of December 31, 2013, 2012 and 2011 of approximately $6.6 million, $1.4 million and $1.2 million. No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The following table reflects changes in the unrecognized tax benefits (in thousands):

	December 31,
	2013	2012	2011
Unrecognized tax benefits as of the beginning of the year	$1,444	$1,212	$899
Increase related to prior year tax provisions	202	—	—
Decrease related to prior year tax provisions	—	—	—
Increase related to current year tax provisions	4,980	232	313
Unrecognized tax benefits as of the end of the year	$6,626	$1,444	$1,212

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2013 and 2012, the Company accrued no interest and penalties in the statement of financial position. Total interest and penalties included in the statements of operations for the years ended December 31, 2013, 2012 and 2011 are each zero.

The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax periods 2006 through 2013 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdiction.

10. Employee Benefit Plan
The Company provides a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. There were no employer contributions under this plan for the years ended December 31, 2013, 2012 and 2011.

11. Concentration
Customers with a receivables balance of 10% or greater of the total receivables, which includes accounts receivable and lease receivables, and customers with revenue of 10% or greater of the total revenue are as follows:

	Year Ended December 31,			As of December 31,
	2013	2012	2011	2013	2012
	Percentage of Revenue			Percentage of Receivables
Windstream	39%	45%	37%	*	22%
Telephone and Data Systems, Inc. (TDS)	11%	*	*	*	*

*Represents less than 10%

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer.

The Company’s material operating segments, which are geographic based, qualify for aggregation due to their customer base and similarities in economic characteristics, nature of products and services, and processes for procurement, manufacturing and distribution. Consequently, the Company has one reportable business segment.

Revenue information by location is presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$106,341	$91,078	$40,017
Other	10,241	4,794	404
Total revenue	$116,582	$95,872	$40,421

Property and equipment, net by location is presented below (in thousands):

	December 31, 2013	December 31, 2012
United States	$10,977	$6,485
Other	178	—
Total property and equipment, net	$11,155	$6,485

13. Related Parties

In addition to the related party identified above, a venture capital firm that is a greater than 10% stockholder of the Company is a subsidiary of the financial institution that manages the Company's portfolio of marketable securities. The managing partner of this particular venture capital firm is also a member of the Company's board of directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2013. Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Not applicable.

Item 9B. Other information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is included under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is included under the caption “Compensation of Executive Officers” in our 2014 Proxy Statement and is incorporated herein by reference. The 2014 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is included under the captions “Review, Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in our 2014 Proxy Statement and is incorporated herein by reference.

Part IV.

Item 15. Exhibits and Financial Statement Schedules

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2) Financial Statement Schedules

Schedules not listed have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes herein.

(3) Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2014.

CYAN, INC.

By:	/s/ Mark A. Floyd
Mark A. Floyd
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Michael W. Zellner
Michael W. Zellner
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Floyd	Chief Executive Officer and
Mark A. Floyd	Chairman of the Board of Directors	March 25, 2014
(Principal Executive Officer)

/s/ Michael W. Zellner	Vice President and Chief Financial	March 25, 2014
Michael W. Zellner	Officer (Principal Accounting and Financial Officer)

/s/ Michael L. Hatfield
Michael L. Hatfield	President and Director	March 25, 2014

/s/ Paul A. Ferris
Paul A. Ferris	Director	March 25, 2014

/s/ Promod Haque
Promod Haque	Director	March 25, 2014

/s/ M. Niel Ransom
M. Niel Ransom	Director	March 25, 2014

/s/ Michael J. Boustridge
Michael J. Boustridge	Director	March 25, 2014

/s/ Robert E. Switz
Robert E. Switz	Director	March 25, 2014

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Form / File No.	Exhibit	Exhibit Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	X
3.2	Amended and Restated Bylaws of the Registrant.	X
4.1	Amended and Restated Investors’ Rights Agreement, dated December 9, 2011, by and among the Registrant and certain of its stockholders.		Form S-1 (No. 333-187732)	4.1	April 4, 2013
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		Form S-1 (No. 333-187732)	10.1	April 4, 2013
10.2.1+	2006 Stock Plan.		Form S-1 (No. 333-187732)	10.2.1	April 4, 2013
10.2.2+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: New Hire U.S. Executive.		Form S-1 (No. 333-187732)	10.2.2	April 4, 2013
10.2.3+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: New Hire U.S. Non-Executive.		Form S-1 (No. 333-187732)	10.2.3	April 4, 2013
10.2.4+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: U.S. Director.		Form S-1 (No. 333-187732)	10.2.4	April 4, 2013
10.2.5+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: Refresh Grant U.S. Executive.		Form S-1 (No. 333-187732)	10.2.5	April 4, 2013
10.2.6+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: Refresh Grant U.S. Non-Executive.		Form S-1 (No. 333-187732)	10.2.6	April 4, 2013
10.2.7+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: New Hire Non-U.S. Non-Executive.		Form S-1 (No. 333-187732)	10.2.7	April 4, 2013
10.3.1+	2013 Equity Incentive Plan		Form S-1 (No. 333-187732)	10.3.1	April 4, 2013
10.3.2+	Form of U.S. Stock Option Award Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.1.2	April 4, 2013
10.3.3+	Form of U.S. Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.3.3	April 4, 2013
10.3.4+	Form of Non-U.S. Stock Option Award Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.3.4	April 4, 2013
10.3.5+	Form of Non-U.S. Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.3.5	April 4, 2013
10.4+	Offer Letter by and between the Registrant and Mark Floyd, dated May 4, 2012.		Form S-1 (No. 333-187732)	10.4	April 4, 2013
10.5+	Offer Letter by and between the Registrant and Norm Foust, dated January 8, 2007.		Form S-1 (No. 333-187732)	10.6	April 4, 2013
10.6+	Offer Letter by and between the Registrant and James A. Hamilton, dated February 18, 2013.		Form S-1 (No. 333-187732)	10.7	April 4, 2013
10.7+	Offer Letter by and between the Registrant and Scott Pradels, dated November 2, 2006.		Form S-1 (No. 333-187732)	10.8	April 4, 2013
10.8+	Offer Letter by and between the Registrant and Kenneth Siegel, dated August 23, 2012.		Form S-1 (No. 333-187732)	10.9	April 4, 2013
10.9+	Offer Letter by and between the Registrant and Michael W. Zellner, dated February 15, 2013.		Form S-1 (No. 333-187732)	10.10	April 4, 2013
10.10+	Form of Severance and Change in Control Agreement between the Registrant and each of its executive officers.		Form S-1 (No. 333-187732)	10.11	April 4, 2013
10.11†	Flextronics Manufacturing Services Agreement by and between the Registrant and Flextronics Telecom Systems Ltd., dated June 22, 2007, as amended.		Form S-1 (No. 333-187732)	10.12	April 4, 2013
10.12	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank, dated December 21, 2012.		Form S-1 (No. 333-187732)	10.14	April 4, 2013
10.13+	Non-Sales Incentive Compensation Plan		Form 8-K (No. 333-188467)	10.1	May 28, 2013
10.14.1	Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC as successor in interest, dated April 25, 2007, as amended September 4, 2012.		Form S-1 (No. 333-187732)	10.13	April 4, 2013
10.14.2	Fourth Amendment to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC, dated March 1, 2013.		Form 10-Q (No. 001-35904)	10.1	August 13, 2013
10.14.3	Fifth Amendment to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC, dated July 2, 2013.		Form 10-Q (No. 001-35904)	10.2	August 13, 2013
10.14.4	Sixth Amendment to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC, dated July 29, 2013.		Form 10-Q (No. 001-35904)	10.3	August 13, 2013
10.15.1	Full Service Lease by and among the Registrant and Redwood Business Center 1 LLC and Amerivine Town Center LLC, dated July 2, 2013.		Form 10-Q (No. 001-35904)	10.4	August 13, 2013
10.15.2	First Amendment dated July 29, 2013 to Full Service Lease by and among the Registrant and Redwood Business Center 1 LLC and Amerivine Town Center LLC, dated July 29, 2013.		Form 10-Q (No. 001-35904)	10.5	August 13, 2013
10.16.1	Amended & Restated Master Lease by and between the Registrant and Windstream Supply LLC, dated September 27, 2013.		Form 10-Q (No. 001-35904)	10.1	November 13, 2013
10.16.2	Amended & Restated Master Equipment Lease Commitment Agreement by and between the Registrant and Windstream Supply LLC, dated September 27, 2013.		Form 10-Q (No. 001-35904)	10.2	November 13, 2013
10.16.3	Continuing Guaranty agreement by and between the Registrant and Windstream Supply LLC, dated August 27, 2013.		Form 10-Q (No. 001-35904)	10.3	November 13, 2013
21.1	List of Subsidiaries	X
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (attached to the signature page of this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS (2)	XBRL Instance Document	X
101.SCH (2)	XBRL Taxonomy Extension Schema Document	X
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from the registration statement and submitted separately to the Securities and Exchange Commission.

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