Form 10-Q
period 2014-03-31
CYAN INC
filed 2014-05-13
CIK 1391636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 7, 2014 was: 46,782,431.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained on this Form 10-Q include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve, and maintain, future profitability;

•	our dependence upon a concentrated base of customers and our efforts to diversify the customer base;

•	our liquidity and working capital requirements;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	market acceptance of our Blue Planet solution and its effect on our product mix and financials;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	the evolution of technology affecting our products, services and markets;

•	our ability to sell our products and expand internationally;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our reliance on our third-party manufacturers and component suppliers;

•	our ability to adequately protect our intellectual property;

•	our ability to hire necessary qualified employees to expand our operations;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.

We caution you that the foregoing list may not contain all of the forward-looking statements made on this Form 10-Q. You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained on this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, operating results and growth prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere on this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained on this Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made on this Form 10-Q reflect our outlook as of the date of this Form 10-Q. We undertake no obligation to update any forward-looking statements made on this Form 10-Q to reflect events or circumstances after the date hereof or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Item 1. Financial Statements
Cyan, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$16,446	$32,509
Marketable securities	30,387	31,639
Accounts receivable, net of allowance for doubtful accounts of $98 and $147 at March 31, 2014 and December 31, 2013	14,265	14,558
Short-term lease receivable	—	201
Inventories	19,209	20,746
Deferred costs	5,607	8,286
Prepaid expenses and other	1,296	1,378
Total current assets	87,210	109,317
Long-term lease receivable	—	403
Property and equipment, net	11,724	11,155
Other assets	643	645
Total assets	$99,577	$121,520
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,929	$8,474
Accrued liabilities	4,024	3,786
Accrued compensation	4,201	4,895
Term loan, current portion	1,619	1,604
Deferred revenue	14,735	17,516
Deferred rent	118	115
Other liabilities	—	734
Total current liabilities	30,626	37,124
Term loan, non-current portion	2,985	3,396
Deferred revenue	1,569	1,577
Deferred rent	456	486
Total liabilities	35,636	42,583
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of March 31, 2014 and December 31, 2013.	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 46,764,987 and 46,536,436 shares issued and outstanding as of March 31, 2014 and December 31, 2013.	5	5
Additional paid in-capital	208,968	206,300
Accumulated other comprehensive income (loss)	50	(86)
Accumulated deficit	(145,082)	(127,282)
Total stockholders’ equity (deficit)	63,941	78,937
Total liabilities and stockholders’ equity (deficit)	$99,577	$121,520

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$19,038	$26,319
Cost of revenue	11,615	15,402
Gross profit	7,423	10,917
Operating expenses:
Research and development	9,472	7,239
Sales and marketing	11,029	8,017
General and administrative	4,563	2,863
Total operating expenses	25,064	18,119
Loss from operations	(17,641)	(7,202)
Interest expense	(47)	(126)
Other income (expense), net	(62)	(2,001)
Total other expense, net	(109)	(2,127)
Loss before provision for income taxes	(17,750)	(9,329)
Provision for income taxes	50	21
Net loss	$(17,800)	$(9,350)
Basic and diluted net loss per share	$(0.38)	$(3.61)
Weighted-average number of shares used in computing basic and diluted net loss per share	46,636	2,593

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(17,800)	$(9,350)
Other comprehensive income (loss):
Foreign currency translation adjustments	127	(13)
Unrealized gains on available for sale securities, net of tax	9	—
Total other comprehensive income (loss)	136	(13)
Comprehensive loss	$(17,664)	$(9,363)
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(17,800)	$(9,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	889	575
Stock-based compensation	2,515	1,062
Change in fair value for warrants	—	1,998
Changes in operating assets and liabilities:
Accounts receivable	293	1,952
Lease receivable	604	—
Inventories	1,395	1,311
Deferred costs	2,679	(207)
Prepaid expenses and other assets	83	51
Accounts payable	(1,577)	(680)
Accrued liabilities	(448)	(22)
Accrued compensation	(694)	(420)
Deferred revenue	(2,789)	95
Deferred rent	(27)	(15)
Net cash used in operating activities	(14,877)	(3,650)
Investing activities
Purchases of property and equipment	(2,284)	(962)
Purchase of available for sale securities	(11,498)	—
Maturity of available for sale securities	1,000	—
Sale of available for sale securities	11,750	—
Net cash used in investing activities	(1,032)	(962)
Financing activities
Payments in preparation for initial public offering	—	(1,652)
Proceeds from stock-based compensation programs	236	63
Taxes paid related to net-share settlements of restricted stock units	(92)	—
Repayments of borrowings under term loan	(396)	—
Payments on capital leases	(39)	—
Net cash used in financing activities	(291)	(1,589)
Effect of exchange rate changes on cash and cash equivalents	137	(13)
Net decrease in cash and cash equivalents	(16,063)	(6,214)
Cash and cash equivalents at beginning of period	32,509	20,221
Cash and cash equivalents at end of period	$16,446	$14,007
Supplemental disclosures of cash flow information
Cash paid for interest	$47	$98
Non-cash Investing and financing activities
Property and equipment included in accounts payable	$215	$608
Deferred offering costs in accounts payable and accrued liabilities	$—	$490
See accompanying Notes to Condensed Consolidated Financial Statements.

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

Unaudited Interim Condensed Consolidated Financial Statements — The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), and with Securities and Exchange Commission (SEC) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In the Company's opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2013 and include all adjustments necessary for fair presentation. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements at that date.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 2013 which are included in the Company's Annual Report on Form 10-K filed with the SEC.

Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity or results of operations.

Events in 2014 required the Company to make additions to the accounting policies for stock-based compensation, as more fully set forth below. There have been no other changes in the significant accounting policies as described in the audited consolidated financial statements for 2013 included in the Annual Report.

The results for the fiscal quarter ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending December 31, 2014.
Principles of Consolidation — The Company's consolidated financial statements include its accounts and the accounts of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
Fiscal Periods — The Company operates on fiscal periods ending on the last day of the respective calendar quarter.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. For the Company, these estimates include, but are not limited to, allowances for doubtful accounts, inventory valuation including reserves for excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets, the reserve for sales returns, the fair value of stock awards, product warranty costs, contingencies and the accounting for income taxes, including the timing of the establishment or release of its valuation allowance related to the Company's deferred tax asset balances and reserves for uncertain tax positions. Prior to the Company's initial public offering (IPO), the Company also estimated the fair value of common and redeemable convertible preferred stock and related warrants. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Stock-based Compensation — The Company granted restricted stock units (RSUs) to its employees and performance based restricted stock units (PBRSUs) to members of the executive team in the three months ended March 31, 2014. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The stock-based compensation expense related to PBRSUs is recognized based on the attainment of specified goals over the performance period. The fair value of RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

New Accounting Pronouncements — The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on July 18, 2013. The ASU concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. The Company adopted this amendment as of January 2014. The adoption of this standard did not have a material effect on the Company's financial position, results of operations, or cash flows.

2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net loss	$(17,800)	$(9,350)
Weighted-average shares used to compute basic and diluted net loss per share	46,636	2,593
Basic and diluted net loss per share	$(0.38)	$(3.61)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Redeemable convertible preferred stock	—	33,897
Employee stock options	12,973	11,185
Unvested restricted stock units	2,788	—
Convertible preferred stock warrants	—	1,010
	15,761	46,092
3. Fair Value Disclosure
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

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value as of March 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,735	$—	$—	$9,735

Marketable securities:
Commercial paper	$—	$14,191	$—	$14,191
Corporate bonds	—	6,103	—	6,103
Municipal bonds	—	1,027	—	1,027
U.S. government-sponsored agency securities	—	3,032	—	3,032
U.S. treasury securities	6,034	—	—	6,034
Total marketable securities	$6,034	$24,353	$—	$30,387

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value as of December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,452	$—	$—	$13,452

Marketable securities:
Commercial paper	$—	$19,687	$—	$19,687
Corporate bonds	—	4,857	—	4,857
Municipal bonds	—	1,026	—	1,026
U.S. government-sponsored agency securities	—	2,031	—	2,031
U.S. treasury securities	4,038	—	—	4,038
Total marketable securities	$4,038	$27,601	$—	$31,639

There were no transfers of assets or liabilities measured at fair value between levels within the fair value hierarchy during the three months ended March 31, 2014.

The Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist. As of March 31, 2014, based on contractual maturity the Company had $19.3 million and $11.1 million of marketable securities maturing within one and two years. The Company classifies its available-for-sale marketable securities as short-term marketable securities in its consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.

The following table shows the Company’s available-for-sale securities amortized cost, gross unrealized gains, gross unrealized losses and fair value as of March 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$14,187	$4	$—	$14,191
Corporate bonds	6,099	5	(1)	6,103
Municipal bonds	1,027	—	—	1,027
U.S. government-sponsored agency securities	3,028	4	—	3,032
U.S. treasury securities	6,021	13	—	6,034
Total marketable securities	$30,362	$26	$(1)	$30,387

The Company regularly reviews its marketable securities portfolio to identify and evaluate instruments that have indications of possible impairment.

As of March 31, 2014 no marketable securities have been in a continuous unrealized loss position for more than twelve months. The gross unrealized loss was due to changes in interest rates. The gross unrealized loss on all available-for-sale marketable securities as of March 31, 2014 was considered temporary in nature. Factors considered in determining whether a loss is temporary include, but are not limited to, the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee.

The Company has evaluated its marketable securities portfolio as at March 31, 2014 and has determined that none of its marketable securities are impaired.
4. Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Cash	$6,711	$19,057
Money market funds	9,735	13,452
Total cash and cash equivalents	$16,446	$32,509
Lease Receivables

A summary of the Company’s lease receivables is presented as follows (in thousands):

	March 31, 2014	December 31, 2013
Net minimum lease payments to be received	$—	$639
Less unearned interest income portion	—	35
Total lease receivable	—	604
Less short-term lease receivable	—	201
Long-term lease receivable	$—	$403

In the three months ended March 31, 2014 the lease receivable was paid off by the customer for cash proceeds of $0.6 million.

Inventory
Inventories consisted of finished goods purchased from the contract manufacturer and are stated at the lower of cost or market value (on a first-in, first-out basis). Inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$301	$748
Finished goods	18,908	19,998
Total Inventory	$19,209	$20,746
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Lab equipment and tooling	$15,980	$14,743
Software	617	667
Leasehold improvements	1,596	1,595
Furniture and fixtures	874	974
Computer equipment	1,018	979
Other	283	—
	20,368	18,958
Less accumulated depreciation and amortization	(8,644)	(7,803)
Property and equipment, net	$11,724	$11,155

For the three months ended March 31, 2014 and 2013 depreciation and amortization expense on property and equipment was $0.9 million and $0.6 million.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Inventory-in-transit	$395	$344
Warranty reserve (1)	1,677	1,374
Sales returns reserve	146	198
Professional fees	763	862
Sales and use taxes	307	497
Other	736	511
Total accrued liabilities	$4,024	$3,786

(1)	Activity related to warranties is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$1,374	$1,266
Charge to cost of sales	473	331
Costs incurred	(170)	(264)
Closing balance	$1,677	$1,333

5. Debt
Loan and Security Agreement
On December 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (SVB). The agreement provided for a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. As of March 31, 2014 and December 31, 2013 the Company had $4.6 million and $5.0 million as term loans and no amounts as revolving loans outstanding.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate. For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. Thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.
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
As of March 31, 2014 and December 31, 2013 the Company was in compliance with all covenants.
The estimated principal payments of the term loan are as follows (in thousands):

Year ending December 31:
2014 (remainder of year)	$1,208
2015	1,666
2016	1,730
$4,604

6. Commitments and Contingencies
Facility Lease
In April 2007, the Company entered into a six-year lease for office premises in Petaluma, California. This agreement has scheduled expiration dates of May 2015 and October 2018, providing the Company a total of 22,780 square feet.

In July 2013, the Company entered into a lease for additional space in Petaluma, California. The July 2013 lease has a ten year term, is estimated to commence on or about October 1, 2014 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. The Company has an option to extend the term of the lease for an additional five year period.

An executive officer, who is also a member of the Company’s Board of Directors, owns approximately 40% of the limited liability company from which the Company is leasing the office premises. As of March 31, 2014 and December 31, 2013 no amounts were included in accounts payable or accrued expenses under these agreements.

As of both March 31, 2014 and December 31, 2013 total deferred rent was $0.6 million. For the three months ended March 31, 2014 and 2013 rent expense was $0.2 million.

Future minimum annual obligations under non-cancellable lease agreements as of March 31, 2014 are approximately as follows (in thousands):

Year ending December 31:
2014 (remainder of year)	$895
2015	1,266
2016	1,169
2017	1,366
2018	1,367
Thereafter	7,502
Total	$13,565

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
Contract Manufacturer
As of March 31, 2014 and December 31, 2013 the Company has commitments to its contract manufacturer of $6.4 million and $7.9 million. These commitments include raw materials, work in progress and scheduled future orders. Should the Company be required to make payments under this guarantee, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under the guarantee.

7. Stockholders' Equity and Stock-based Compensation
Convertible Preferred Stock Warrants
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

The fair value of the outstanding preferred stock warrants was determined using the Black-Scholes-Merton option-pricing model. The fair value of the preferred stock warrant was estimated using the following assumptions for the periods presented below:

	Three Months Ended March 31,
	2014	2013
Remaining contractual term (years)	—	0.64 - 3.24
Volatility	—	55%
Risk-free interest rate	—	0.27 - 0.42%
Dividend yield	—	—
The change in the fair value of the convertible preferred stock warrant liability during the periods presented was summarized below (in thousands):

	Three Months Ended March 31,
	2014	2013
Opening balance	$—	$6,254
Increase in Fair Value	—	1,998
Closing balance	$—	$8,252
Stock-based Compensation
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$60	$29
Research and development	915	401
Sales and marketing	798	313
General and administrative	742	319
Total stock-based compensation	$2,515	$1,062
Equity Plans
In January 2014 an additional 2,094,194 shares of common stock were reserved for future issuance under the 2013 Equity Incentive Plan in accordance with the annual increase provision of the plan.

Stock Options

A summary of the activity and changes during the three months ended March 31, 2014 and a summary of information related to options exercisable and vested and expected to vest are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	12,957,942	$4.33	7.78	27,629
Options granted	689,805	$4.07
Options exercised	(185,673)	$1.27
Options forfeited	(488,831)	$8.15
Balance at March 31, 2014	12,973,243	$4.21	7.62	17,236
Options vested and expected to vest - March 31, 2014	11,747,257	$4.08	7.52	16,361
Options exercisable - March 31, 2014	6,177,311	$2.76	6.53	12,386

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Three Months Ended March 31,
	2014	2013
Expected term (years)	6.08	6.08
Volatility	44%	55%
Risk-free interest rate	1.49 - 1.73%	0.78 - 0.9%
Dividend yield	—	—

Restricted Stock Units

In the three months ended March 31, 2014 the Compensation Committee of the Board of Directors approved RSUs to employees. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant.

In the three months ended March 31, 2014 the Compensation Committee of the Board of Directors approved PBRSUs to members of the executive team. These are subject to both performance based requirements as well as additional time based vesting requirements. They will become eligible to vest 50% once the performance objectives are satisfied and then the remaining 50% will vest only if the additional time-based vesting requirements are satisfied. The fair value of PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

The following table shows a summary of RSU activity, which includes PBRSUs, for the three months ended March 31, 2014 (unaudited):

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2013	42,500	$11.00
Granted	2,807,386	$4.06
Vested	(42,878)	$3.84
Forfeited	(19,429)	$3.84
Unvested as of March 31, 2014	2,787,579

8. Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate for the three months ended March 31, 2014 and 2013 was less than one percent primarily as a result of the estimated tax losses for those fiscal periods for which no benefit is recorded due to the full valuation allowance recorded against the Company’s net deferred tax assets. The Company’s tax expense relates to state minimum taxes and foreign income taxes associated with the Company’s non-US operations.
As of March 31, 2014, based on the available objective evidence, management believes it is not more likely than not that the tax benefits of the US losses incurred during the three months ended March 31, 2014 will be realized. Accordingly, the Company did not record a tax benefit from the US losses incurred during the three months ended March 31, 2014.
The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s net deferred tax assets, foreign tax rate differences and permanent differences for non-deductible stock-based compensation expense.

9. Concentration
Customers with a receivables balance of 10% or greater of the total receivables, which includes accounts receivable and lease receivables, and customers with revenue of 10% or greater of the total revenue are as follows:

	Three Months Ended March 31,		As of March 31,
	2014	2013	2014	2013
	Percentage of Revenue		Percentage of Receivables
Customer A	*	47%	*	38%
Customer B	17%	*	22%	*
Customer C	14%	*	17%	*
Customer D	10%	*	*	*
Customer E	10%	*	*	*

*Represents less than 10%

10. Segment Information

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

11. Related Parties

In addition to the related party transaction identified above in footnote six, a venture capital firm that is a greater than 10% stockholder of the Company is an affiliate of the financial institution that manages the Company's portfolio of marketable securities. The managing partner of this particular venture capital firm is also a member of the Company's Board of Directors.

12. Subsequent events

On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the Superior Court of California, County of San Francisco against the same defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the Company's IPO, and seek unspecified compensatory damages and other relief.  The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the sections entitled "Forward looking information" and “Risk Factors” of this Form 10-Q. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

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
For the years ended December 31, 2013, 2012 and 2011 revenue from Windstream Corporation, or Windstream, represented approximately 39%, 45% and 37% of our total revenue. In recent periods, sales to Windstream have declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter being substantially lower than anticipated.
While we expect our overall sales to Windstream to decline significantly in 2014 as compared to the levels experienced in recent years, and for our sales to Windstream to be volatile-potentially highly volatile-from quarter to quarter, we nonetheless anticipate that a significant portion of our revenue in 2014 and beyond will continue to depend on sales to Windstream. If our sales to Windstream do not increase above the levels experienced in the fourth quarter of 2013 and first quarter of 2014, and if we are not able to add significant new customers or significantly increase sales to existing customers, our revenue and results of operations would be adversely affected.
In the first quarter of 2014, four customers, none of which were Windstream, each represented greater than 10% of total revenue for the period. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any particular future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.

In addition, approximately 17% and 10% of our revenue for the three months ended March 31, 2014 and 2013 was attributable to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future, especially given the current U.S. federal government fiscal issues. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Revenue from customers located outside of the United States was approximately 9%, 5%, 22% and 1% of our revenue for the years ended December 31, 2013 and 2012 and for the three months ended March 31, 2014 and 2013. We expect international revenue to increase in dollar amount over the longer term and to fluctuate as a percent of total revenue from quarter to quarter depending on the level of domestic revenue.
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
We outsource the manufacturing of our Z-Series platforms. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and ongoing expenses required to establish and maintain manufacturing operations. Our Z-Series platforms leverage industry standard components, and we work closely with our contract manufacturer and key suppliers to manage the procurement, quality and cost of these components. Because our contract manufacturer manages procurement of many of the key components in our Z-Series platforms and has substantially greater purchasing power than we would on our own, our outsourced manufacturing model is also designed to help us effectively manage our inventory of raw materials and finished goods such that we are able to meet forecasted demand on a timely basis and at the same time mitigating our excess and obsolete inventory risk. There can be no assurance, however, that we will have sufficient inventory to meet forecasted demand or that we won’t purchase and later have to write-down or write-off excess or obsolete inventory.
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

Components of Operating Results
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

Cyan Blue Planet
In December 2012, we expanded our network virtualization and management software offerings with the commercial launch of Blue Planet. Blue Planet is the latest implementation of the network virtualization and management software that we first introduced in 2009 to work in combination with our Z-Series platforms. Blue Planet is available to customers regardless of whether they have deployed our Z-Series platforms in their networks. Customers may purchase Blue Planet using standard configurations to address common network needs or may customize their implementations by pairing the Blue Planet orchestration layer with their own selection of applications and element adapters. We offer Blue Planet on a variety of licensing models. Where we license Blue Planet on a term or on a software-as-a-service (SaaS) basis, we invoice customers for the entire contract amount at the start of the contract term. This leads to the majority of the invoiced amounts being treated as deferred revenue that will be recognized ratably over the term of the contract. We occasionally license software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements necessary to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from application software and related software elements which are not considered essential to the functionality of hardware is accounted for in accordance with software industry guidance, and therefore is recognized ratably over the longest service period for post-contract customer support and professional services as we have not established VSOE for software or the related software elements.
CyNOC Professional Services
Our CyNOC offering is a network operations center (NOC) service through which we monitor, and, in some cases, manage our customers’ multi-vendor networks. Additionally, a number of our customers which maintain their own internal NOC leverage our services as a backup NOC. These services are typically sold to our customers for a one-year term at the time of the initial product sale and renewed on an annual basis thereafter. The revenue is recognized ratably over the one year term.

Maintenance, Support, Training and Other Professional Services
We offer professional services, including our CySupport and CyService offerings, to provide a variety of customer service products and support through our technical support engineers as well as through our growing network of authorized and certified channel partners. These services are sold to our customers at the time of the initial product sale, typically for one-year terms that customers may choose to renew for successive annual or multi-year periods. These services are invoiced separately at the time of the initial product sale and recognized ratably over the year term.

We also provide training and other professional services to our end-customers, including services related to the implementation, use, functionality and ongoing maintenance of our products. These services are invoiced separately when the services are delivered and recognized as services are performed.
Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $16.3 million and $19.1 million as of March 31, 2014 and December 31, 2013. The majority of our deferred revenue consists of amounts related to sales of our Z-Series platforms, and relates primarily to shipped and billed hardware awaiting customer acceptance. We expect the deferred revenue balance related to such sales to decline as we engage in fewer transactions that require lengthy acceptance.
The remaining deferred balance consists primarily of term license, support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Over the longer term, we expect that the proportion of our deferred revenue relating to Blue Planet will increase relative to Z-Series related deferred revenue. In most cases, we expect to invoice our customers for the entire contract amount at the start of the Blue Planet license term, which will lead to the majority of these invoiced amounts being treated as deferred revenue and recognized ratably over the term of the contract.
Costs of Revenue
Cost of revenue primarily consists of manufacturing costs of our products payable to our contract manufacturer. Our cost of revenue also includes third-party manufacturing and supply chain logistics costs, provisions for excess and obsolete inventory, warranty, hosting costs, certain allocated costs for facilities, depreciation and other expenses associated with logistics and quality control. Additionally, it includes salaries, benefits and stock-based compensation for personnel directly involved with manufacturing, installation, maintenance and support services.

Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including large initial deployments, adjustments to warranty accrual or inventory obsolescence charges. Large initial deployments typically involve a lower margin product mix, as initial deployments are generally comprised of thinly configured chassis. As our customers expand their networks after the initial deployments, they typically purchase additional higher-margin line cards. In the longer term, we expect Blue Planet revenue to represent a greater percent of overall revenue which will contribute to increases in gross margin. Our gross margins have in the past, and can be expected in the future, to fluctuate from period-to-period.

Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs, including stock-based compensation, commission and bonus, are the most significant component of each of these expense categories. The increase in employees is the most significant driver behind the increase in costs and operating expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

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
Stock-Based Compensation
Stock-based compensation expense was $2.5 million and $1.1 million for the three months ended March 31, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$60	$29
Research and development	915	401
Sales and marketing	798	313
General and administrative	742	319
Total stock-based compensation	$2,515	$1,062

Interest Expense

Interest expense consists of interest on our notes payable as well as amortization of loan fees. In December 2012, we established a new loan facility consisting of a revolving loan facility and a term loan facility governed by a Loan and Security

Agreement with Silicon Valley Bank (SVB). Under the revolving loan facility, we may, from time to time, borrow up to $10.0 million due December 2014 at a floating annual interest rate equal to the greater of 3.25% or the prime rate. Under the term loan facility we may, from time to time, borrow up to $5.0 million due 48 months following an advance at an annual interest rate equal to the prime rate plus 0.5%, which will float for the first 12 months of the loan and will be fixed thereafter. Borrowings under the loan facility are secured by a first-priority security interest in our assets, excluding our intellectual property and certain other assets. Borrowings under the loan facility are subject to our compliance with certain negative and affirmative covenants, including financial covenants, covenants relating to our ability to incur other indebtedness, our maintenance of depository accounts with SVB, our selling assets or entering into change of control transactions, liens on our assets and our ability to pay dividends to our stockholders. As of March 31, 2014 we had $4.6 million as term loans and no revolving loans outstanding under the agreement, and were in compliance with the covenants.
Other Income (Expense), Net
For periods prior to our initial public offering (IPO), other income (expense), net consists primarily of the change in fair value of our preferred stock warrant liability offset in part by interest income. Prior to the closing of the IPO, we re-measured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrants was classified within current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of other income (expenses), net in the consolidated statements of operations.
Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to additional paid-in capital. We performed the final re-measurement of the warrant in May 2013 in connection with completion of the IPO.

For periods subsequent to our IPO, other income (expense), net consists primarily of interest income on our cash and marketable securities as well as foreign currency gains and losses.

Provision for Income Taxes

Our effective tax rate for the three months ended March 31, 2014 and 2013 was less than one percent. Our effective tax rate for the three months ended March 31, 2014 is consistent with the effective tax rate during the same period of the prior year.

The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s net deferred tax assets, foreign tax rate differences and permanent differences for non-deductible stock-based compensation expense.

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized.

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

We are subject to income tax audit in the US as well as numerous state and foreign jurisdictions. We recognize the tax benefit of an uncertain tax position only if it is more-likely-than-not that the position is sustainable upon examination by the taxing authority based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. We recognize interest accrued and penalties related to unrecognized tax benefits in the income tax provision.

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

The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: revenue recognition, lease receivables, inventory valuation, warranty, income taxes and stock-based compensation. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for a more complete discussion of our critical accounting policies and estimates including revenue recognition, lease receivables, inventory valuation, warranty, income taxes and stock-based compensation. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors.

Apart from the addition to the stock-based compensation accounting policy as disclosed in the notes to condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2014 compared to those discussed in our Form 10-K.

Results of Operations
Revenue

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Revenue	$19,038	$26,319
Revenue decreased by $7.3 million or 28% for the three months ended March 31, 2014 from the three months ended March 31, 2013. This decline was primarily due to a 91% decrease in revenue from our largest customer which represented 47% of revenue in the first quarter of 2013 but less than 10% of revenue in the first quarter of 2014. Excluding the impact of this customer from both periods, revenue increased by $3.9 million or 28% for the three months ended March 31, 2014 from the three months ended March 31, 2013.
Approximately $4.2 million, or 22%, and $0.3 million, or 1%, of our revenue for the three months ended March 31, 2014 and 2013 was attributable to customers located outside the United States. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over the longer term and to fluctuate as a percent of total revenue from quarter to quarter depending on the level of domestic revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Cost of revenue	$11,615	$15,402
Gross profit	$7,423	$10,917
Gross margin	39.0%	41.5%
Cost of revenue decreased by $3.8 million, or 25%, for the three months ended March 31, 2014 from the three months ended March 31, 2013 corresponding to the decreased revenue. Gross profit decreased by $3.5 million, or 32%, for the three months ended March 31, 2014 from the three months ended March 31, 2013.
Gross margin decreased by 2.5%, from 41.5% to 39.0%, for the three months ended March 31, 2014 compared to the prior year period. The decrease in gross margin was driven primarily by the overall decreased revenue for the quarter which resulted in a higher percentage impact of overhead costs associated with our manufacturing operations. The decrease in gross margin was also impacted by initial network deployments by customers, which typically involve a lower margin product mix, as initial deployments are generally comprised of thinly configured chassis.
While we anticipate higher gross margins as more of our deployments with customers begin to mature, our gross margins may fluctuate from quarter to quarter depending on the product mix sold as well as other factors including adjustments to warranty accrual and inventory obsolescence charges.

Research and Development

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Research and development	$9,472	$7,239
Percent of total revenue	49.8%	27.5%
Research and development expense increased by $2.2 million, or 31%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. This increase was primarily due to an increase in personnel-related costs of $1.8 million (including a $0.5 million increase in stock-based compensation) resulting from an increase in research and development personnel hired to support continued investment in our Blue Planet and Z-Series platforms. Additional components of the increase include $0.2 million in additional consulting and outside services and an increase of $0.2 million in depreciation.

In the near term, we expect our research and development expenses to remain relatively flat in dollar amount but to fluctuate somewhat from quarter to quarter as a percent of revenue.
Sales and Marketing

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Sales and marketing	$11,029	$8,017
Percent of total revenue	57.9%	30.5%
Sales and marketing expense increased by $3.0 million, or 38%, from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to an increase of $2.3 million (including a $0.5 million increase in stock-based compensation) in personnel-related expenses due to the expansion of our sales force. We increased our sales and marketing headcount by 35 from March 31, 2013 to March 31, 2014 representing an increase of 32%. We also experienced increases in travel and related expenses of $0.3 million as we continue to expand into international locations and introduce our products in new markets, as well as increased marketing and advertising expenses of $0.2 million.
In the near term, we expect our sales and marketing expenses to remain relatively flat in dollar amount but to fluctuate somewhat from quarter to quarter as a percent of revenue.
General and Administrative

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
General and administrative	$4,563	$2,863
Percent of total revenue	24.0%	10.9%
General and administrative expense increased by $1.7 million, or 59%, from the three months ended March 31, 2013 to the three months ended March 31, 2014. The increase was primarily due to increased personnel-related expenses of $1.0 million (including a $0.4 million increase in stock-based compensation) resulting from an increase in headcount to support our growth and our public company reporting obligations and severance costs of $0.4 million. Additional components of the increase included $0.7 million of additional accounting, consulting and outside services expenses.

We expect our general and administrative expenses to remain relatively flat in dollar amount but to fluctuate somewhat from quarter to quarter as a percent of revenue.

Interest Expense

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Interest expense	47	126

Interest expense for the three months ended March 31, 2014 relates to obligations under our term loan. Interest expense for the three months ended March 31, 2013 relates to obligations under our term loan and revolving loan. As of March 31, 2014 and December 31, 2013 the Company had $4.6 million and $5.0 million as term loans and no revolving loans outstanding.
Other Income (Expense), Net

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Interest Income	$54	$2
Preferred stock warrant liabilities	—	(1,998)
Foreign currency	(92)	(5)
Other	(24)	—
Other Income (expense), net	$(62)	$(2,001)
Other income (expense), net declined from an expense of $2.0 million for the three months ended March 31, 2013 to an expense of $0.1 million for the three months ended March 31, 2014. The decrease was primarily due to the absence in the 2014 period of charges associated with the previously outstanding preferred stock warrants. Upon completion of the IPO in May 2013, the preferred stock warrant liability was re-classed to additional paid-in capital.
Liquidity and Capital Resources
We had cash, cash equivalents and marketable securities of $46.8 million at March 31, 2014. Cash and cash equivalents consist of cash and money market funds. Marketable securities, which were held as available for sale at March 31, 2014, consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from amortized cost. The accumulated gross unrealized losses, net of tax, on marketable securities recognized in accumulated other comprehensive loss in our stockholders’ equity as of March 31, 2014 are not significant.

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

During the year ended December 31, 2013 we provided lease arrangements for one qualified end-user customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer and generally have three year terms. As of March 31, 2014 and December 31, 2013 we had zero and $0.6 million of lease receivables. In the three months ended March 31, 2014 this lease receivable was paid off by the customer for cash proceeds of $0.6 million. Pursuant to this, the Company retained no substantial risk of default by the lessee nor provided any guarantee of residual value of the underlying leased equipment, except for standard product warranty which is provided in the normal course of business. Consequently, the Company has the requirements for derecognition of the related lease receivables.
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

We used approximately $17.3 million of cash, cash equivalents and marketable securities in the three months ended March 31, 2014 including $14.9 million used in operating activities and ended the quarter with cash, cash equivalents and marketable securities of $46.8 million. While we expect our cash use to be lower in the second quarter of 2014 than it was in the first quarter, and believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements for at least the next 12 months, we may need or decide to raise additional funds through public or private equity or debt financing prior to the end of that period. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. Additionally, we cannot assure you that we will be able to raise additional funds on favorable terms, or at all. If we are unable to raise additional funds, we may have to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations.
On December 21, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. Loans drawn under the Loan and Security Agreement will be used for working capital and general corporate purposes. As of March 31, 2014 and December 31, 2013 we had $4.6 million and $5.0 million as term loans.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of March 31, 2014). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. On the date following such 12 month period and thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.
The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net cash used in operations	$(14,877)	$(3,650)
Net cash used in investing activities	(1,032)	(962)
Net cash used in financing activities	(291)	(1,589)
Effect of exchange rates on cash	137	(13)
Net decrease in cash and cash equivalents	$(16,063)	$(6,214)
Operating Activities
We used cash in operations of $14.9 million for the three months ended March 31, 2014 primarily as a result of a net loss of $17.8 million, which was partially offset by $3.4 million in non-cash depreciation and amortization and stock-based compensation. During the three months ended March 31, 2014 accounts receivable decreased $0.3 million or $1.7 million less than the decrease experienced in the three months ended March 31, 2013, due to the lack of sales linearity in the current quarter. Accounts payable decreased $1.6 million due to the timing of vendor payments. Further, in the three months ended March 31, 2014 the Company received $0.6 million when its lease receivables were paid off by the customer. These were partially offset by a net increase in other working capital amounts of $0.2 million.

We used cash in operations of $3.7 million in the three months ended March 31, 2013, primarily as a result of a net loss of $9.4 million which was partially offset by $3.6 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. In addition, we experienced decreases in a majority of our working capital accounts primarily due to seasonality in sales as compared to the quarter ended December 31, 2012. This resulted in decreases in accounts receivable of $2.0 million and inventory of $1.3 million, partially offset by a net decrease in other working capital amounts of $1.2 million.
Investing Activities

Cash used in investing activities primarily relates to capital expenditures, such as lab equipment, tooling and computer hardware to support our business, as well as purchases and sales of marketable securities. We used $1.0 million in cash for investing activities in the three months ended March 31, 2014 primarily related to capital expenditures of $2.3 million, partially offset by $1.3 million sale of marketable securities. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Generally, our marketable securities have maturity dates up to two years from our date of purchase, and active markets for these securities exist.

We used $1.0 million in cash for investing activities in the three months ended March 31, 2013 primarily related to the purchase of lab equipment, tooling and computer hardware to support our growth.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2014 was $0.3 million. This included $0.4 million repayments of borrowings under our term loan, partially offset by $0.2 million proceeds from the exercise of stock options.

We used $1.6 million in cash for financing activities in the three months ended March 31, 2013, primarily due to $1.7 million in costs related to our initial public offering which was partially offset by proceeds of $0.1 million from the exercise of stock options.
Guaranties, Warranties and Indemnifications
We generally offer hardware warranties on our products for one to eight years based on a tiered structure as determined by the type of customer. In accordance with the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC 450-20, Loss Contingencies, we record an accrual for expected warranty based on historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenue and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
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
Contractual Obligations and Commitments

In July, 2013 we entered into a commercial building lease agreement for additional space in Petaluma, California. The July 2013 lease has a ten year term, estimated to commence on or about September 30, 2014 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. We have an option to extend the term of the lease for an additional five year period.
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
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $16.4 million at March 31, 2014. Cash and cash equivalents consist of cash and money market funds. Additionally, we had marketable securities of $30.4 million at March 31, 2014. Marketable securities consist of U.S treasury securities, U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash, cash equivalents and marketable securities. We do not enter into marketable securities for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our marketable securities.
In addition, as of March 31, 2014 we had $4.6 million as term loans outstanding under our Loan and Security Agreement with SVB. Due to the short-term nature of our marketable securities portfolio and our outstanding loan amount, we believe that only dramatic fluctuations in interest rates would have a material effect on us. As a result, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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
Historically, as our operations and sales, including all of our manufacturing, have been primarily in the United States, we have not faced any significant foreign currency risk. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion efforts. Our risks are somewhat mitigated by the fact that all our foreign sales to date have been denominated in U.S. dollars.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014. Based on their evaluation as of March 31, 2014 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us on this Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the Superior Court of California, County of San Francisco against the same defendants. The complaints allege violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the Company's IPO, and seek unspecified compensatory damages and other relief.  The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

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
For the years ended December 31, 2013, 2012 and 2011, revenue from Windstream Corporation, or Windstream, represented approximately 39%, 45% and 37% of our total revenue. In recent periods, sales to Windstream have declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter being substantially lower than anticipated.
While we expect our overall sales to Windstream to decline significantly in 2014 as compared to the levels experienced in recent years, and for our sales to Windstream to be volatile-potentially highly volatile-from quarter to quarter, we nonetheless anticipate that a significant portion of our revenue in 2014 and beyond will continue to depend on sales to Windstream. If our sales to Windstream do not increase above the levels experienced in the fourth quarter of 2013 and first quarter of 2014, and if we are not able to add significant new customers or significantly increase sales to existing customers, our revenue and results of operations would be adversely affected.
In the first quarter of 2014, four customers, none of which were Windstream, each represented greater than 10% of total revenue for the period. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any particular future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.
Sales of our solutions to our customers, including Windstream, are made pursuant to purchase orders, and not pursuant to long-term, committed-volume purchase contracts. As a result, we cannot assure you that we will be able to sustain or increase sales to any current or future customer from period to period, or that we will be able to offset the discontinuation of concentrated purchases by these customers with purchases by new or other existing customers. As a consequence of our customer concentration and the frequently concentrated nature of our customers’ purchases, our quarterly revenue and operating results may fluctuate substantially from quarter to quarter and are difficult to predict. The loss of, or a significant delay or reduction in purchases by, any of our significant customers has in the past and could in the future adversely affect our business and operating results.

We may need to raise additional capital to meet our business objectives.

We used approximately $17.3 million of cash, cash equivalents and marketable securities in the three months ended March 31, 2014 including $14.9 million used in operating activities and ended the quarter with cash, cash equivalents and marketable securities of $46.8 million. While we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements for at least the next 12 months, we may need or decide to raise additional funds through public or private equity or debt financing prior to the end of that period. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through the issuance of additional indebtedness, we may be subject to additional contractual restrictions on our business. Additionally, we cannot assure you that we will be able to raise additional funds on favorable terms, or at all. If we are unable to raise additional funds, we may have to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations.

Our business depends on the capital spending patterns and financial capabilities of our service provider customers, and any decrease or delay in their capital spending may adversely affect our business and operating results.
Our revenue to date has been derived primarily from our service provider customers. Demand for our solutions depends on the amount and timing of capital spending by these customers as they construct, expand and upgrade their networks. In response to any future challenging economic conditions and decreased availability of capital, spending for network infrastructure projects could be delayed or cancelled by our customers. In addition, capital spending is cyclical in our industry and sporadic among individual service providers, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until near the end of a given quarter. Further, infrastructure improvements may be further delayed or prevented by a variety of factors, including cost, regulatory obstacles, consolidation in the industry, lack of consumer demand and alternative technologies for service delivery. Any reductions in capital expenditures by service providers could adversely affect our operating results and future growth.
Our revenue may become more volatile due to changes in historical seasonal patterns. We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenue as a result of our customers’ spending patterns. For example, in years prior to 2013, we experienced an increase in business activity as we approach December, as some of our customers accelerated spending to use remaining capital budgets. Similarly, we generally expect a decrease in business activity in our first quarter as some of our customers delay spending until they finalize their capital budgets and project initiatives become clarified. However, these historical patterns may not recur in any given period. For example, in the fourth quarter of 2013, we experienced a decrease in business activity as some of our customers had largely depleted their 2013 capital budgets by the end of the third quarter. In addition, from time to time, customers may place large orders that are unrelated to seasonality but may significantly affect what appear to be sequential trends. These items may result in greater volatility of our results in any given period.
Furthermore, we may experience lower gross margin in a particular period as a result of factors including adjustments to warranty accrual, inventory obsolescence charges and large initial deployments by our customers since these deployments typically include a significant proportion of lower margin Z-Series chassis. For example, gross margin decreased by 1.5%, from 40.5% to 39.0%, for the three months ended March 31, 2014 compared to the three months ended December 31, 2013. The decrease in gross margin was driven primarily by the overall decreased revenue for the quarter which resulted in a higher percentage impact of overhead costs associated with our manufacturing operations. The decrease in gross margin was also impacted by initial network deployments by customers, which typically involve a lower margin product mix, as initial deployments are generally comprised of thinly configured chassis.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.
We were incorporated in 2006, and began selling our solutions and generating revenue in 2009. Our limited operating history makes financial forecasting and evaluation of our business difficult. Moreover, we compete in markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. We continue to increase the breadth and scope of our solutions and, correspondingly, the breadth and scope of our operations. For example, in December 2012, we released for general availability our Blue Planet carrier-grade software-defined networking platform. We have limited historical data and have had a relatively limited time period in which to implement and evaluate our business strategies as compared to companies with longer operating histories. As a result, it is difficult to forecast our future revenue growth, if any, and to plan our operating expenses appropriately, which in turn makes it difficult to predict our future operating results. In the course of our development efforts, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions, services and enhancements, any of which could result in lower sales, which would harm our business, operating results and financial condition.
We have a history of losses, and we may not be able to generate sufficient revenue to achieve or maintain profitability.
Since our inception, we have incurred net losses in each quarterly and annual period. In the three months ended March 31, 2014 we incurred a net loss of $17.8 million and as of March 31, 2014, we had an accumulated deficit of $145.1 million. Although our revenue has grown in recent annual periods, our revenue may not continue to grow, or may decline, in future periods as a result of a number of factors, including uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. In addition, we anticipate that we will continue to incur losses for at least the balance of 2014 as we continue to expend substantial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure and general administration. If we are unable to grow our revenue, improve our gross margin or manage our expenses, we may continue to incur significant losses beyond 2014 and may not be able to achieve or maintain profitability.

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
Fundamental to our solution is our Blue Planet software-defined networking platform. As a result, our long-term success will depend to a significant extent on potential customers recognizing the benefits of our solutions over legacy systems and products, and the willingness of service providers, high-performance data centers and other network operators to increase their use of software-defined networking solutions in their networks. The market for SDNs is at an early stage and it is difficult to predict important trends, including the potential growth, if any, of this market.
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
We launched a new software-defined networking platform, Blue Planet, in December 2012, and if this or other new solutions we develop face challenges for market acceptance, our revenue and operating results would be adversely affected.
We released Blue Planet in December 2012. Currently, our Blue Planet offering has an unproven revenue model and has accounted for an immaterial amount of our revenue. If network operators do not perceive the benefits of Blue Planet, the market for Blue Planet may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. The widespread acceptance of Blue Planet will require not only the recognition and adoption of software-defined networking as a whole over legacy systems and products, but also the deployment of Blue Planet by our current and potential customers to manage their SDNs. We also face the risk of having a limited time to market in order to establish Blue Planet over any alternative solutions or technologies that network operators utilize for SDNs and other network management. In addition, we have limited experience in pricing Blue Planet separately from our Z-Series platforms, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customer acceptance of Blue Planet. Even if the initial development and commercial introduction of Blue Planet is successful, we cannot assure that it will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term. If Blue Planet does not gain market acceptance at a sufficient rate of growth, our business and operating results would be adversely affected.
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
We expect competition and competitive pressure from both new and existing competitors to increase in the future. Additionally, many of our competitors have greater name recognition, longer operating histories, well-established relationships with customers or channel partners in our markets and substantially greater financial, technical, personnel and other resources than we have. Our competitors may be able to anticipate, influence or adapt more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the promotion and sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisitions or other opportunities more readily and develop and expand their product and service offerings more quickly than we can. In addition, competitors with substantially larger installed customer bases may leverage their relationships and incorporate functionality into their existing products in a manner that may discourage customers from purchasing our solutions. These larger competitors may also have more diversified businesses that allow them to better withstand significant reductions in capital spending by customers. Moreover, potential customers may also prefer to purchase from their existing providers rather than a new provider, regardless of product performance or features, because our solutions may require additional investment of time and funds to install the solutions and to train operations personnel. In addition, some of our competitors may offer substantial discounts, rebates or financing to win new or retain existing customers, or may bundle different products and services together in a package to their customers where they include products and services that directly compete with our solutions at very low prices or even for free. If we are unable to win customers, or if we are forced to reduce prices in order to secure customers, our business and operating results may be adversely affected.
Our business and operations have experienced rapid growth in recent periods, and if we are unable to effectively manage this growth and expansion, or if our business does not continue to grow as we expect, including with respect to our recruitment of qualified personnel, our operating results may suffer.
We have experienced rapid growth and have significantly expanded our operations since inception, which has placed a strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage our business effectively.
We believe that our future success will depend in large part upon our ability to identify, attract and retain highly qualified and skilled personnel, particularly engineers and sales personnel. Our employee headcount has increased from 39 as of December 31, 2008 to 322 as of March 31, 2014. Competition for skilled personnel is intense, particularly for those specializing in network and software engineering and sales, and those located in the San Francisco Bay Area. In addition, our headquarters location in Petaluma, in the northern part of the San Francisco Bay Area, may make it more difficult to attract qualified personnel that live in other parts of the Bay Area. In addition, declines in the trading price of our common stock may make attracting and retaining our employees more difficult given the competitive compensatory environment we face recruiting technology employees in the San Francisco Bay Area. We cannot be certain that we will be successful in attracting qualified personnel, or that newly hired personnel will function effectively, both individually and as a group.
Our ability to manage our operations will further require us to refine our operational, financial and management controls, human resource policies, and reporting systems and procedures. If we fail to efficiently expand our sales force, engineering, operations, IT or financial systems, or otherwise manage our business, our costs and expenses may increase more than we plan and we may lose the ability to close customer opportunities, enhance our existing products and services, satisfy customer requirements, respond to competitive pressures or otherwise execute our business plan. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls in the short term by reducing expenses. Moreover, if we fail to scale our operations successfully, our business and operating results could be adversely affected.
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
Any one of the factors above or the cumulative effect of the factors above may result in significant fluctuations in our operating results from period to period. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. For example, in the fourth quarter of 2013 we provided guidance for the fourth quarter that didn’t meet analyst expectations and in the first quarter of 2014 we announced results for the fourth quarter that fell below our guidance and below analyst expectations, both of which events resulted in sharp declines in our stock price. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation.
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
We currently generate a large portion of our sales from customers in the United States, and only in 2012 did we begin significant efforts to offer our solutions internationally. We have limited experience managing the sales, support and administrative aspects of a worldwide operation. The future growth of our business depends, in significant part, on increasing our international sales. We may not be successful in our efforts to expand our international operations, including as a result of not being able to increase or maintain international market demand for our solutions, and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully grow internationally could limit the future growth of our business and, consequently, affect our business, operating results and financial condition.
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

•	difficulties in and the potentially high costs of staffing foreign operations;

•	difficulties in enforcing contracts, longer accounts receivable payment cycles and the potential corresponding adverse impact on our days sales outstanding;

•	the imperative to adapt our solutions to meet the differing standards of one or more other countries;

•	the risk of change in political or economic conditions for foreign countries, and the potential for political unrest, acts of terrorism, hostilities or war;

•	localization of products and services, including translation into foreign languages and associated expenses;

•	differing laws and business practices, which may favor local competitors;

•	foreign currency fluctuations and controls; and

•	limited or unfavorable intellectual property protection in foreign jurisdictions.
Each of these risks could have an adverse effect on our overall business, operating results and financial condition.
We engage channel partners to promote, sell, install and support our solutions internationally, and we intend to continue to expand our international channel partner network. Any failure to effectively develop and manage this distribution channel could adversely affect our business, operating results and market share.
We engage channel partners who provide sales and support services for our solutions to reach customers outside of the United States. If we do not properly identify, engage and train our channel partners to sell, install and service our solutions, or if a new channel partner is not able to execute on our sales strategy, our business, financial condition and operating results may suffer. The loss of a key channel partner or the failure of a channel partner to provide adequate customer service could have a negative effect on customer satisfaction and could cause harm to our business. Our use of channel partners and other third-party support partners, and the associated risks, are likely to increase as we seek to expand our international sales. Generally, our channel partners do not have long-term contractual commitments or exclusivity to us. We also compete with other network systems providers for our channel partners’ business as many of our channel partners market competing products. If a channel partner promotes a competitor’s products to the detriment of our solutions or otherwise fails to market our solutions effectively, we would lose market share.

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
The suppliers of the components used in our Z-Series platforms deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of March 31, 2014 and December 31, 2013 we had commitments to Flextronics totaling $6.4 million and $7.9 million. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-

Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.
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
Our solutions are highly technical and, when deployed, are critical to the operation of our customers’ networks. Our solutions have from time to time contained and may in the future contain undetected errors, bugs, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of our revenue or delay in revenue recognition, loss of customer goodwill and customer relationships, harm to our reputation and increased service costs, any of which would adversely affect our business, operating results and financial condition. Quality or performance problems related to our Z-Series platforms that are covered under warranty could require us to repair or replace defective products at no additional cost to the customer. For example, in the second quarter of 2013, we experienced higher than expected failure rates with certain Z-Series line cards used by a number of our customers that were manufactured between 2010 and the spring of 2012, and have identified a line card power supply as the source of the failures. We are, in certain circumstances, undertaking a proactive warranty repair and replacement program for line cards we ultimately determine to be at risk of early failure. We believe that the costs will not be material and that our warranty reserve is sufficient to cover these costs. Should we determine, however, that a systemic defect exists, we may incur additional warranty-related expenses which could adversely affect our gross margins and operating results. If we experience quality or performance problems in the future related to our Z-Series platforms that are covered under warranty, we could be required to repair or replace defective products, which could have a material adverse effect on our reputation and results of operations In addition, any errors discovered in Blue Planet could cause customers and potential customers to abandon or never adopt Blue Planet, which could adversely affect our ability to grow our business. Moreover, we could face claims for product liability, tort or breach of contract from our customers, or be required to indemnify our customers for damages and third-party claims for a variety of reasons. Any increased costs, liabilities and diversion of resources associated with a warranty or other claim related to errors or alleged errors in our solutions could adversely affect our business, operating results and financial condition.

Our solutions must interoperate with existing legacy and competitor software applications and hardware products found in our customers’ networks. If our solutions do not interoperate properly, future sales of our solutions could be negatively affected, which would harm our business.
Our solutions must interoperate with our customers’ existing and planned networks, which often have varied and complex specifications, utilize multiple protocol standards, software applications and products from multiple vendors and may contain multiple generations of products that have been added over time. Our solutions must communicate, manage and analyze networks and the traffic across these networks, often across differing legacy protocols and technologies. As a result, we have developed and are continuing to develop interfaces that enable our solutions to achieve the desired level of interoperability with these existing and planned networks and network components, including legacy networks that operate on technology originally designed several decades ago. To meet these interoperability requirements, we continuously engage in development efforts that require substantial resources. If we fail to develop or maintain compatibility with other software or equipment included in our customers’ existing and planned networks, our opportunity to sell our solutions may be adversely impacted and we may incur significant warranty, support and repair costs, cause significant customer relations problems and divert the attention of our engineering personnel from our product development efforts, and our business and operating results would be adversely affected. In addition, if our competitors, whose software or equipment incorporate these protocols and technologies, fail to make available to us on an ongoing basis the interfaces and other information we require to maintain the interoperability of our solutions with their software and equipment, our business and operating results would be adversely affected.
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
Our overall performance depends in large part on global economic conditions which have been challenging in recent periods and may continue to be challenging for the foreseeable future. Global financial developments seemingly unrelated to us or the network industry may harm our business by negatively affecting the demand for networking equipment. The United States and Europe have been adversely affected in the recent past, and continue to face economic uncertainty. In addition, the growth of China’s economy has slowed in recent periods adding to concerns about global economic activity. Moreover, in early 2014 the United States began imposing trade sanctions on Russia. Given the trading levels between Europe and Russia, the sanctions could negatively impact economic activities in Europe. These conditions can affect the rate of spending on network services, could adversely affect our customers’ ability or willingness to purchase our solutions and could delay prospective customers’ purchasing decisions. In addition, a prolonged economic downturn could affect the viability of our current business strategy. All of these factors could reduce our revenue and harm our business, operating results and financial condition.
Changes in government-sponsored programs, especially decreases in government funding, could affect the timing and buying patterns of certain of our customers, which would cause reduced sales of our solutions and fluctuations in our operating results.
Over the past several years, our customer base has included Independent Operating Companies, or IOCs, and other telecommunications network providers that benefited from federal and state subsidies. Approximately 17% and 10% of our revenue for the three months ended March 31, 2014 and 2013 was attributable to sales of our solutions to IOCs and other service providers that used government-supported loan programs or grants to fund purchases from us, such as those originating from the Rural Utility Service, or RUS, program administered by the U.S. Department of Agriculture, and broadband stimulus programs under the American Recovery and Reinvestment Act of 2009. We expect that reductions in or elimination of such programs are likely, especially given the recent U.S. federal government fiscal issues, and that these support or stimulus funds may not be available to IOCs in whole or in part, which could reduce the ability of IOCs to access capital and reduce our revenue opportunities for selling our solutions to these IOCs. To the extent that any of our customers have received grants or loans under these RUS and stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.
Third parties may assert that we are infringing upon their intellectual property rights, which could harm our business, operating results, financial condition and growth prospects.
There is considerable patent and other intellectual property development activity, and litigation related to intellectual property rights, in the technology industry in general and the networking industry in particular. From time to time, our competitors, other third-party developers of technology or non-practicing entities, commonly referred to as “patent trolls”, have and may claim that we are infringing upon their patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications. Moreover, we cannot be certain that we are not infringing third parties’ patent or other intellectual property rights. An adverse outcome with respect to any intellectual property claim could invalidate our proprietary rights and/or force us to, among other things, do one or more of the following:

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
Our success depends in part on our ability to protect our core technology and intellectual property. We rely on a combination of intellectual property rights, including trade secret laws, copyrights, patents and trademarks, as well as customary contractual provisions. To date we have only three issued U.S. patents, and do not have any patents issued outside the United States. Moreover, our issued patents and the patent applications that we have filed may not cover important aspects of our technology, and may not be enforceable. We also license software from third parties for integration into our products, including open source software and other commercially available software. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We also incorporate certain generally available software programs into Blue Planet and our other software solutions pursuant to license agreements with third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
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
Our success depends, in large part, on the continued contributions of our key management, engineering, sales personnel and other employees, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. Moreover, any of our employees may terminate their employment at any time. Many of our key employees have become, or will soon become, vested in a substantial amount of their shares of common stock or stock options. Employees may be more likely to leave us if the shares they own, or the shares underlying their stock options, have vested or are not viewed as competitive on a compensatory nature. In addition, we do not maintain key man life insurance covering our key personnel. The loss of the services of any of our key personnel may harm our business and operating results.
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
The U.S. Foreign Corrupt Practices Act, or the FCPA, the United Kingdom Bribery Act 2010, or the Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. Under these laws, companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We are expanding to operate in areas of the world, including in conjunction with our channel partners, in which corruption may be more prevalent and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, network operators in various foreign countries are owned, in whole or in part, by foreign governments or instrumentalities. In such cases, the people with whom we engage in connection with our selling activities may be government officials. We cannot assure you that our employees, channel partners or other agents will not engage in prohibited conduct and render us responsible under the FCPA, the Bribery Act or any similar anti-bribery laws in another jurisdiction. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, either due to our nascent compliance system or the acts or omission of our employees, channel partners or other agents, we could suffer criminal or civil penalties or other sanctions, which could have an adverse effect on our business.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, at the time we file our second annual report with the SEC, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are in the early stages of the costly process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to certify that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups, or JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, any remediation efforts we undertake may be costly and may not be successful or enable us to avoid a material weakness in the future.
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

Risks Relating to Capitalization Matters
Our share price may be volatile.
Technology stocks, including those of companies in the network industry, have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. The relatively small trading volume of our stock may result in small transactions having a large impact on our stock price. Such fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock since our IPO in May 2013 has been highly volatile and, in April 2014 two law suits alleging violations of the securities laws were filed against us, our directors and certain executive officers. This and any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have an adverse effect on our business, operating results and financial condition.
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
Our directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 44% of the outstanding shares of our common stock based on the number of shares outstanding as of March 31, 2014. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
The requirements of being a public company subject us to increased costs and may strain our resources.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company”, as defined in the JOBS Act.
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

As a public company, we also face the risk of shareholder lawsuits such as the complaints that were recently filed related to our initial public offering. This litigation and any other cases filed against us will require us to expend time and money to defend them, and lead to management distraction as we pursue this litigation. In addition, these lawsuits will cause us to face increased director and officer insurance costs as we renew such policies.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified Board of Directors so that not all members of our Board of Directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, alter or repeal our bylaws;

•	require that the Court of Chancery of the State of Delaware be the sole and exclusive forum for various legal actions related to fiduciary and corporate actions under Delaware law; and

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Use of Proceeds from Public Offering of Common Stock

In May, 2013, we closed our initial public offering (IPO) pursuant to which we sold 8,899,022 shares of our common stock, which includes 899,022 shares sold pursuant to the partial exercise by the underwriters of an over-allotment option, at a public offering price of $11.00 per share, resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Goldman, Sachs & Co., J.P. Morgan Securities LLC, Jefferies LLC, and Pacific Crest Securities LLC acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash, cash equivalents and marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on May 9, 2013. From the effective date of the registration statement through March 31, 2014 we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.

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

/s/ Mark A. Floyd	Chief Executive Officer and	May 13, 2014
Mark A. Floyd	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey G. Ross	Vice President and Chief Financial	May 13, 2014
Jeffrey G. Ross	Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit number	Description of Document

10.1+	Offer Letter by and between the Registrant and Jeffrey Ross dated March 25, 2014.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2 (1)	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

+ Indicates a management contract or compensatory plan.
*Incorporated by reference to Exhibit 10.1 filed on the Form 8-K dated March 25, 2014.

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