Form 10-Q
period 2014-06-30
CYAN INC
filed 2014-08-12
CIK 1391636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of August 1, 2014 was: 47,011,647.

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

•	our dependence upon a concentrated base of customers and our efforts to diversify the customer base;

•	our liquidity and working capital requirements, including our efforts to secure additional funding;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	market acceptance of our Blue Planet solution and its effect on our product mix and financials;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	the evolution of technology affecting our products, services and markets;

•	our ability to sell our products and expand internationally;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our reliance on our third-party manufacturers and component suppliers;

•	our ability to adequately protect our intellectual property;

•	our ability to hire necessary qualified employees to expand our operations;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.

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

Item 1. Financial Statements
Cyan, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,211	$32,509
Marketable securities	25,553	31,639
Accounts receivable, net of allowance for doubtful accounts of $48 and $147 at June 30, 2014 and December 31, 2013	13,131	14,558
Short-term lease receivable	—	201
Inventories	13,057	20,746
Deferred costs	3,768	8,286
Prepaid expenses and other	3,297	1,378
Total current assets	72,017	109,317
Long-term lease receivable	—	403
Property and equipment, net	11,299	11,155
Other assets	643	645
Total assets	$83,959	$121,520
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,068	$8,474
Accrued liabilities	5,606	3,786
Accrued compensation	4,212	4,895
Term loan, current portion	1,635	1,604
Deferred revenue	10,781	17,516
Deferred rent	117	115
Other liabilities	290	734
Total current liabilities	27,709	37,124
Term loan, non-current portion	2,571	3,396
Deferred revenue	1,348	1,577
Deferred rent	431	486
Total liabilities	32,059	42,583
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of June 30, 2014 and December 31, 2013.	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 46,992,526 and 46,536,436 shares issued and outstanding as of June 30, 2014 and December 31, 2013.	5	5
Additional paid in-capital	211,665	206,300
Accumulated other comprehensive income (loss)	(16)	(86)
Accumulated deficit	(159,754)	(127,282)
Total stockholders’ equity (deficit)	51,900	78,937
Total liabilities and stockholders’ equity (deficit)	$83,959	$121,520

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$24,392	$31,686	$43,430	$58,005
Cost of revenue	14,268	17,936	25,883	33,338
Gross profit	10,124	13,750	17,547	24,667
Operating expenses:
Research and development	9,620	8,158	19,092	15,397
Sales and marketing	11,331	10,821	22,360	18,838
General and administrative	3,711	3,095	8,274	5,958
Total operating expenses	24,662	22,074	49,726	40,193
Loss from operations	(14,538)	(8,324)	(32,179)	(15,526)
Interest expense	(42)	(136)	(89)	(262)
Other income (expense), net	(49)	(607)	(111)	(2,608)
Total other expense, net	(91)	(743)	(200)	(2,870)
Loss before provision for income taxes	(14,629)	(9,067)	(32,379)	(18,396)
Provision for income taxes	43	21	93	42
Net loss	$(14,672)	$(9,088)	$(32,472)	$(18,438)
Basic and diluted net loss per share	$(0.31)	$(0.33)	$(0.69)	$(1.22)
Weighted-average number of shares used in computing basic and diluted net loss per share	46,882	27,425	46,760	15,077

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(14,672)	$(9,088)	$(32,472)	$(18,438)
Other comprehensive income (loss):
Foreign currency translation adjustments	(69)	50	58	35
Unrealized gains on available for sale securities, net of tax	3	—	12	—
Total other comprehensive income (loss)	(66)	50	70	35
Comprehensive loss	$(14,738)	$(9,038)	$(32,402)	$(18,403)
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(32,472)	$(18,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,793	1,226
Stock-based compensation	5,282	2,902
Change in fair value for warrants	—	2,602
Changes in operating assets and liabilities:
Accounts receivable	1,427	(4,162)
Lease receivable	604	—
Inventories	7,447	1,014
Deferred costs	4,518	(2,822)
Prepaid expenses and other assets	(1,917)	(34)
Accounts payable	(2,478)	3,921
Accrued and other liabilities	1,424	1,347
Accrued compensation	(683)	670
Deferred revenue	(6,964)	5,757
Deferred rent	(53)	48
Net cash used in operating activities	(22,072)	(5,969)
Investing activities
Purchases of property and equipment	(2,623)	(3,072)
Purchase of available for sale securities	(12,803)	—
Maturity of available for sale securities	17,900	—
Sale of available for sale securities	1,000	—
Net cash provided by (used in) investing activities	3,474	(3,072)
Financing activities
Proceeds from initial public offering (IPO), net of issuance costs	—	88,164
Proceeds from stock-based compensation programs	398	1,105
Repayments of borrowings under notes payable	—	(7,563)
Taxes paid related to net-share settlements of restricted stock units	(325)	—
Repayments of borrowings under term loan	(794)	—
Payments on capital leases	(39)	—
Net cash provided by (used in) financing activities	(760)	81,706
Effect of exchange rate changes on cash and cash equivalents	60	35
Net increase (decrease) in cash and cash equivalents	(19,298)	72,700
Cash and cash equivalents at beginning of period	32,509	20,221
Cash and cash equivalents at end of period	$13,211	$92,921
Supplemental disclosures of cash flow information
Cash paid for interest	$92	$256
Non-cash Investing and financing activities
Property and equipment included in accounts payable	$255	$853
Deferred offering costs in accounts payable and accrued liabilities	$—	$689
Conversion of convertible preferred stock into common stock upon IPO	$—	$98,133
Reclassification of preferred stock warrant liability upon IPO	$—	$8,856
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

Events in 2014 required the Company to make additions to the accounting policies for stock-based compensation and liquidity, as more fully set forth below. There have been no other changes in the significant accounting policies as described in the audited consolidated financial statements for 2013 included in the Annual Report.

The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending December 31, 2014.
Principles of Consolidation — The Company's consolidated financial statements include its accounts and the accounts of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
Fiscal Periods — The Company operates on fiscal periods ending on the last day of the respective calendar quarter.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. For the Company, these estimates include, but are not limited to, allowances for doubtful accounts, inventory valuation including write-downs for excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets, the reserve for sales returns, the fair value of stock awards and the probability that specified goals underlying performance based awards will be achieved, product warranty costs, contingencies and the accounting for income taxes, including the timing of the establishment or release of its valuation allowance related to the Company's deferred tax asset balances and reserves for uncertain tax positions. Prior to the Company's initial public offering (IPO), the Company also estimated the fair value of common and redeemable convertible preferred stock and related warrants. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Stock-based Compensation — The Company granted restricted stock units (RSUs) to its employees and performance based restricted stock units (PBRSUs) to members of the executive team in the six months ended June 30, 2014. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The stock-based compensation expense related to PBRSUs is recognized based on the attainment of specified goals over the performance period. The fair value of RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liquidity — The accompanying financial statements for the three and six months ended June 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has incurred net losses in each quarterly and annual period. In the three and six months ended June 30, 2014 the Company incurred net losses of $14.7 million and $32.5 million. As of June 30, 2014, the Company had an accumulated deficit of $159.8 million.

The Company requires a significant amount of cash resources to operate its business. The Company used approximately $25.4 million of cash, cash equivalents and marketable securities in the six months ended June 30, 2014, including $22.1 million used in operating activities. The Company ended the quarter with cash, cash equivalents and marketable securities of $38.8 million. The Company's liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At current levels of revenue, expenses and capital expenditures, the Company believes that its existing cash, cash equivalents and marketable securities, together with its cash collections will be sufficient to meet its projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for the Company's products and services may result in higher than anticipated losses in the future and lower its cash balances at a faster rate. The Company is exploring options to raise additional funds through public or private equity or debt financing to extend that period. Should additional funding not be available, or should funding only be available on unfavorable terms, the Company may make changes to its operating model and capital expenditures to extend that period or it may have to significantly reduce its business activities which could adversely affect its ability to compete effectively in the markets in which it participates which could, in turn, adversely affect its results of operations. If the Company issues equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If the Company raises cash through additional indebtedness, it may be subject to additional contractual restrictions on its business.

The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of uncertainties.

New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(14,672)	$(9,088)	$(32,472)	$(18,438)
Weighted-average shares used to compute basic and diluted net loss per share	46,882	27,425	46,760	15,077
Basic and diluted net loss per share	$(0.31)	$(0.33)	$(0.69)	$(1.22)

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee stock options	12,700	12,436	12,700	12,436
Unvested restricted stock units	2,723	—	2,723	—
Convertible preferred stock warrants	—	115	—	115
	15,423	12,551	15,423	12,551
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

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value as of June 30, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$1,091	$—	$—	$1,091

Marketable securities:
Commercial paper	$—	$9,597	$—	$9,597
Corporate bonds	—	5,860	—	5,860
Municipal bonds	—	1,027	—	1,027
U.S. government-sponsored agency securities	—	3,032	—	3,032
U.S. treasury securities	6,037	—	—	6,037
Total marketable securities	$6,037	$19,516	$—	$25,553

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value as of December 31, 2013 (in thousands):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$13,452	$—	$—	$13,452

Marketable securities:
Commercial paper	$—	$19,687	$—	$19,687
Corporate bonds	—	4,857	—	4,857
Municipal bonds	—	1,026	—	1,026
U.S. government-sponsored agency securities	—	2,031	—	2,031
U.S. treasury securities	4,038	—	—	4,038
Total marketable securities	$4,038	$27,601	$—	$31,639

There were no transfers of assets or liabilities measured at fair value between levels within the fair value hierarchy during the six months ended June 30, 2014 or 2013.

The Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist. As of June 30, 2014, based on contractual maturity the Company had $18.7 million and $6.9 million of marketable securities maturing within one and two years. The Company classifies its available-for-sale marketable securities as short-term marketable securities in its consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.

The following table shows the Company’s available-for-sale securities amortized cost, gross unrealized gains, gross unrealized losses and fair value as of June 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$9,595	$2	$—	$9,597
Corporate bonds	5,854	6	—	5,860
Municipal bonds	1,027	—	—	1,027
U.S. government-sponsored agency securities	3,026	6	—	3,032
U.S. treasury securities	6,023	14	—	6,037
Total marketable securities	$25,525	$28	$—	$25,553

The Company regularly reviews its marketable securities portfolio to identify and evaluate instruments that have indications of possible impairment.     As of June 30, 2014 no marketable securities have been in a continuous unrealized loss position for more than twelve months. The Company has evaluated its marketable securities portfolio as of June 30, 2014 and has determined that none of its marketable securities are impaired.
4. Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Cash	$12,120	$19,057
Money market funds	1,091	13,452
Total cash and cash equivalents	$13,211	$32,509

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lease Receivables

A summary of the Company’s lease receivables is presented as follows (in thousands):

	June 30, 2014	December 31, 2013
Net minimum lease payments to be received	$—	$639
Less unearned interest income portion	—	35
Total lease receivable	—	604
Less short-term lease receivable	—	201
Long-term lease receivable	$—	$403

In the three months ended March 31, 2014 the lease receivable was paid off by the customer for cash proceeds of $0.6 million.

Inventory
Inventories consisted primarily of finished goods purchased from the contract manufacturer and are stated at the lower of cost or market value (on a first-in, first-out basis). Inventory consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$297	$748
Finished goods	12,760	19,998
Total Inventory	$13,057	$20,746
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Lab equipment and tooling	$15,933	$14,743
Software	628	667
Leasehold improvements	1,569	1,595
Furniture and fixtures	942	974
Computer equipment	698	979
	19,770	18,958
Less accumulated depreciation and amortization	(8,471)	(7,803)
Property and equipment, net	$11,299	$11,155

For the three months ended June 30, 2014 and 2013 depreciation and amortization expense on property and equipment was $0.9 million and $0.7 million. For the six months ended June 30, 2014 and 2013 depreciation and amortization expense on property and equipment was $1.8 million and $1.2 million.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2014	December 31, 2013
Inventory-in-transit	$779	$344
Warranty reserve (1)	3,090	1,374
Sales returns reserve	194	198
Professional fees	576	862
Sales and use taxes	275	497
Other	692	511
Total accrued liabilities	$5,606	$3,786

(1) Activity related to warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$1,677	$1,334	$1,374	$1,266
Charge to cost of sales	132	794	605	1,127
Costs incurred	(286)	(344)	(456)	(609)
Incremental warranty recoverable from manufacturer (2)	1,567	—	1,567	—
Closing balance	$3,090	$1,784	$3,090	$1,784

(2) During the three months ended June 30 2014, the Company and a component manufacturer reached an agreement whereby the component manufacturer agreed to reimburse the Company for certain costs, up to an agreed maximum, associated with replacing defective products sold to customers. Of the warranty reserve balance at June 30, 2014, $1.6 million is subject to reimbursement once incurred.

5. Debt
Loan and Security Agreement
On December 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (SVB). The agreement provided for a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. As of June 30, 2014 and December 31, 2013 the Company had $4.2 million and $5.0 million as term loans and no amounts as revolving loans outstanding.
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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of June 30, 2014 and December 31, 2013 the Company was in compliance with all covenants.
The estimated principal payments of the term loan are as follows (in thousands):

Year ending December 31:
2014 (remainder of year)	$809
2015	1,666
2016	1,731
$4,206

6. Commitments and Contingencies
Facility Lease
In April 2007, the Company entered into a six-year lease for office premises in Petaluma, California. This agreement has scheduled expiration dates of May 2015 and October 2018, providing the Company a total of 22,780 square feet.

In July 2013, the Company entered into a lease for additional space in Petaluma, California. The July 2013 lease has a ten year term, is estimated to commence in the fourth quarter of 2014 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. The Company has an option to extend the term of the lease for an additional five year period.

An executive officer, who is also a member of the Company’s Board of Directors, owns approximately 40% of the limited liability company from which the Company is leasing the office premises. As of June 30, 2014 and December 31, 2013 no amounts were included in accounts payable or accrued expenses under these agreements.

As of June 30, 2014 and December 31, 2013 total deferred rent was $0.5 million and $0.6 million. For the three months ended June 30, 2014 and 2013 rent expense was $0.3 million and $0.2 million. For the six months ended June 30, 2014 and 2013 rent expense was $0.5 million and $0.4 million.

Future minimum annual obligations under non-cancellable lease agreements as of June 30, 2014 are approximately as follows (in thousands):

Year ending December 31:
2014 (remainder of year)	$646
2015	1,268
2016	1,170
2017	1,367
2018	1,368
Thereafter	7,502
Total	$13,321

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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Contract Manufacturer
As of June 30, 2014 and December 31, 2013 the Company has commitments to its contract manufacturer of $4.9 million and $7.9 million. These commitments include raw materials, work in progress and scheduled future orders. Should the Company be required to make payments under this guarantee, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under the guarantee.

Legal Proceedings

On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the Company's IPO, and seek unspecified compensatory damages and other relief.  The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

From time to time, the Company may be involved in various legal proceedings arising from the normal course of its business activities.

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
The fair value of the outstanding preferred stock warrants was determined using the Black-Scholes option-pricing model. The fair value of the preferred stock warrant was estimated using the following assumptions for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Remaining contractual term (years)	—	0.48 - 3.16	—	0.48 - 3.24
Volatility	—	55%	—	55%
Risk-free interest rate	—	0.22 - 0.68%	—	0.22 - 0.68%
Dividend yield	—	—	—	—
The change in the fair value of the convertible preferred stock warrant liability during the periods presented was summarized below (in thousands):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Opening balance	$—	$8,252	$—	$6,254
Increase in Fair Value	—	604	—	2,602
Reclassification of warrant to additional paid-in capital	—	$(8,856)	—	$(8,856)
Closing balance	$—	$—	$—	$—
Stock-based Compensation
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$113	$31	$173	$60
Research and development	1,021	511	1,936	911
Sales and marketing	957	560	1,755	873
General and administrative	676	738	1,418	1,058
Total stock-based compensation	$2,767	$1,840	$5,282	$2,902
Equity Plans
In January 2014 an additional 2,094,194 shares of common stock were reserved for future issuance under the 2013 Equity Incentive Plan in accordance with the annual increase provision of the plan.

Stock Options

A summary of the activity and changes during the six months ended June 30, 2014 and a summary of information related to options exercisable and vested and expected to vest are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	12,957,942	$4.33	7.78	27,629
Options granted	889,105	$4.03
Options exercised	(279,030)	$1.37
Options forfeited	(867,747)	$7.95
Balance at June 30, 2014	12,700,270	$4.12	7.57	14,783
Options vested and expected to vest - June 30, 2014	11,604,770	$4.00	7.48	14,175
Options exercisable - June 30, 2014	6,627,651	$2.93	6.69	11,415

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected term (years)	6.08	6.08	6.08	6.08
Volatility	43%	54%	43 - 44%	54 - 55%
Risk-free interest rate	1.55 - 1.72%	0.7 - 1.42%	1.49 - 1.73%	0.7 - 1.42%
Dividend yield	—	—	—	—

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock Units

In the six months ended June 30, 2014 the Compensation Committee of the Board of Directors awarded RSUs to employees. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant.

In the six months ended June 30, 2014 the Compensation Committee of the Board of Directors awarded PBRSUs to members of the executive team. These are subject to performance based requirements as well as additional time based vesting requirements. They will become eligible to vest 50% once the performance objectives are satisfied and then the remaining 50% will vest only if the additional time-based vesting requirements are satisfied. The fair value of PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

The following table shows a summary of RSU activity, which includes PBRSUs, for the six months ended June 30, 2014 (unaudited):

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2013	42,500	$11.00
Granted	3,034,704	$4.06
Vested	(288,081)	$5.03
Forfeited	(65,874)	$3.95
Unvested as of June 30, 2014	2,723,249

8. Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate for the six months ended June 30, 2014 and 2013 was less than one percent primarily as a result of the estimated tax losses for those fiscal periods for which no benefit is recorded due to the full valuation allowance recorded against the Company’s net deferred tax assets. The Company’s tax expense relates to state minimum taxes and foreign income taxes associated with the Company’s non-US operations.
As of June 30, 2014, based on the available objective evidence, management believes it is not more likely than not that the tax benefits of the US losses incurred during the six months ended June 30, 2014 will be realized. Accordingly, the Company did not record a tax benefit from the US losses incurred during the six months ended June 30, 2014.
The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s net deferred tax assets, foreign tax rate differences and permanent differences for non-deductible stock-based compensation expense.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Concentration
Customers with a receivables balance of 10% or greater of the total receivables, which includes accounts receivable and lease receivables, and customers with revenue of 10% or greater of the total revenue are as follows:

	Percentage of Revenue				Percentage of Receivables
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	28%	37%	18%	42%	42%	*
Customer B	*	*	11%	*	*	*
Customer C	*	*	10%	*	*	*
Customer D	*	12%	*	*	*	*
Customer E	*	11%	*	11%	*	*
Customer F	*	*	*	*	10%	*

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

11. Related Parties

In addition to the related party transaction identified above in note six, a venture capital firm that is a greater than 10% stockholder of the Company is an affiliate of the financial institution that manages the Company's portfolio of marketable securities. The managing partner of this particular venture capital firm is also a member of the Company's Board of Directors.

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
Our customers range from service providers to high-performance data centers and large, private network operators. Our solutions have been deployed primarily across North America, as well as in Asia and Europe.
For the years ended December 31, 2013, 2012 and 2011 our largest customer, Windstream Corporation, or Windstream, represented approximately 39%, 45% and 37% of our total revenue. In the first quarter of 2014, four customers, none of which were Windstream, each represented greater than 10% of total revenue for the period. In the second quarter of 2014, Windstream represented 28% of total revenue and no other single customer accounted for 10% or more of revenue. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any particular future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.
In recent periods, sales to Windstream have been highly volatile from quarter to quarter. Sales to Windstream declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter being substantially lower than anticipated. In the second quarter of 2014, sales to Windstream increased to $6.7 million or 28% of total revenue.
While we expect our sales to Windstream to decline significantly in 2014 as compared to the levels experienced in recent years, and for our sales to Windstream to be volatile-potentially highly volatile-from quarter to quarter, we nonetheless anticipate that a significant portion of our revenue in 2014 and beyond will continue to depend on sales to Windstream. If our sales to Windstream do not continue to remain significantly above the levels experienced in the fourth quarter of 2013 and first quarter of 2014, our revenue and results of operations would be adversely affected.

In addition, approximately 15% and 19% of our revenue for the three months ended June 30, 2014 and 2013 and approximately 16% and 14% of our revenue for the six months ended June 30, 2014 and 2013 was attributable to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future, especially given the current U.S. federal government fiscal issues. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Approximately 20% and 5% of our revenue for the three months ended June 30, 2014 and 2013 and approximately 21% and 3% of our revenue for the six months ended June 30, 2014 and 2013 was attributable to customers located outside the United States. We expect international revenue to increase in dollar amount over the longer term and to fluctuate as a percent of total revenue from quarter to quarter depending on the level of domestic revenue.

We require a significant amount of cash resources to operate our business. We used approximately $25.4 million of cash, cash equivalents and marketable securities in the six months ended June 30, 2014 including $22.1 million used in operating activities. We ended the quarter with cash, cash equivalents and marketable securities of $38.8 million. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At current levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate. We are exploring options to raise additional funds through public or private equity or debt financing to extend that period. Should additional funding not be available, or should funding only be available on unfavorable terms, we may make changes to our operating model and capital expenditures to extend that period or we may have to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.
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
We utilize a mixed sales channel approach, complementing our direct sales force with a channel distribution strategy, particularly in international markets. We expect to generate a substantial portion of our international sales through this network of channel partners in future periods.
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
We outsource the manufacturing of our Z-Series platforms. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and ongoing expenses required to establish and maintain manufacturing operations. Our Z-Series platforms leverage industry standard components, and we work closely with our contract manufacturer and key suppliers to manage the procurement, quality and cost of these components. Because our contract manufacturer manages procurement of many of the key components in our Z-Series platforms and has substantially greater purchasing power than we would on our own, our outsourced manufacturing model is also designed to help us effectively manage our inventory of raw materials and finished goods such that we are able to meet forecasted demand on a timely basis and at the same time mitigating our excess and obsolete inventory risk. There can be no assurance, however, that we will have sufficient inventory to meet forecasted demand or that we will not purchase and later have to write-down or write-off excess or obsolete inventory.
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
Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $12.1 million and $19.1 million as of June 30, 2014 and December 31, 2013. The majority of our deferred revenue consists of amounts related to sales of our Z-Series platforms, principally to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us, and primarily represents amounts related to shipped and billed hardware awaiting acceptance. As a result of decreased government stimulus programs for telecommunications infrastructure, we expect the deferred revenue balance related to such sales to continue to decline in future periods.
The remaining deferred revenue balance consists primarily of term license, support and maintenance revenue that is recognized ratably over the contractual service period. In most cases, we expect to invoice our customers for the entire contract amount at the start of the Blue Planet license term, which will lead to the majority of these invoiced amounts being treated as deferred revenue and recognized ratably over the term of the contract. As a result, over the longer term, we expect that the proportion of our deferred revenue relating to Blue Planet will increase relative to Z-Series related deferred revenue.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including product mix sold, large initial deployments as well as other factors including adjustments to warranty accrual, inventory obsolescence charges and the level of revenue experienced in any particular period. Large initial deployments typically involve a lower margin product mix, as initial deployments are generally comprised of thinly configured chassis. As our customers expand their networks after the initial deployments, they typically purchase additional higher-margin line cards. In the longer term, we expect Blue Planet revenue to represent a greater percent of overall revenue which will contribute to increases in gross margin. Our gross margins have in the past, and can be expected in the future, to fluctuate from period-to-period.

Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs, including stock-based compensation, commission and bonus, are the most significant component of each of these expense categories. The increase in employees is the most significant driver behind the increase in operating expenses for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

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
Stock-Based Compensation
Stock-based compensation expense was $2.8 million and $1.8 million for the three months ended June 30, 2014 and 2013. Stock-based compensation expense was $5.3 million and $2.9 million for the six months ended June 30, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$113	$31	$173	$60
Research and development	1,021	511	1,936	911
Sales and marketing	957	560	1,755	873
General and administrative	676	738	1,418	1,058
Total stock-based compensation	$2,767	$1,840	$5,282	$2,902

Interest Expense

Interest expense consists of interest on our notes payable as well as amortization of loan fees. Our loan facility consists of a revolving loan facility and a term loan facility governed by a Loan and Security Agreement with Silicon Valley Bank (SVB). Under the revolving loan facility, we may, from time to time, borrow up to $10.0 million due December 2014 at a floating annual interest rate equal to the greater of 3.25% or the prime rate. Under the term loan facility we may, from time to time, borrow up to $5.0 million due 48 months following an advance at an annual interest rate equal to the prime rate plus 0.5%, which will float for the first 12 months of the loan and will be fixed thereafter. Borrowings under the loan facility are secured by a first-priority security interest in our assets, excluding our intellectual property and certain other assets. Borrowings under the loan facility are subject to our compliance with certain negative and affirmative covenants, including financial covenants, covenants relating to our ability to incur other indebtedness, our maintenance of depository accounts with SVB, our selling assets or entering into change of control transactions, liens on our assets and our ability to pay dividends to our stockholders. As of June 30, 2014 we had $4.2 million as term loans and no revolving loans outstanding under the agreement, and were in compliance with all covenants.
Other Income (Expense), Net
For periods prior to our initial public offering (IPO), other income (expense), net consists primarily of the change in fair value of our preferred stock warrant liability offset in part by interest income. Prior to the closing of our IPO in the second quarter of 2013, we re-measured the fair value of the preferred stock warrants at each balance sheet date. The fair value of the outstanding warrants was classified within current liabilities on the consolidated balance sheets, and any changes in fair value were recognized as a component of other income (expenses), net in the consolidated statements of operations.
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

Provision for Income Taxes

Our effective tax rate for the three and six months ended June 30, 2014 and 2013 was less than one percent. Our effective tax rate for the three and six months ended June 30, 2014 is consistent with the effective tax rate during the same periods of the prior year.

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

Events in 2014 required us to make additions to the accounting policies for stock-based compensation and liquidity as disclosed in the notes to condensed consolidated financial statements. There have been no other changes in the significant accounting policies as described in the audited consolidated financial statements for 2013 included in the Annual Report.

Results of Operations
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenue	$24,392	$31,686	$43,430	$58,005
Revenue decreased by $7.3 million or 23%, and $14.6 million or 25%, for the three and six months ended June 30, 2014 from the three and six months ended June 30, 2013. The declines were primarily due to substantial decreases in revenue from our largest customer and our inability to offset those declines with increases in revenue from other customers. Our largest customer represented 28% and 37% of revenue for the three months ended June 30, 2014 and 2013 and represented 18% and 42% of revenue for the six months ended June 30, 2014 and 2013.
Approximately 20% and 5% of our revenue for the three months ended June 30, 2014 and 2013 and approximately 21% and 3% of our revenue for the six months ended June 30, 2014 and 2013 was attributable to customers located outside the United States. International revenue has increased across these periods as we have begun to see momentum in both customer engagement and market penetration translate into increased revenue from our international customers. We expect international revenue to increase in dollar amount over the longer term and to fluctuate as a percent of total revenue from quarter to quarter depending on the level of domestic revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$14,268	$17,936	$25,883	$33,338
Gross profit	$10,124	$13,750	$17,547	$24,667
Gross margin	41.5%	43.4%	40.4%	42.5%
Cost of revenue decreased by $3.7 million or 20%, and $7.5 million or 22% for the three and six months ended June 30, 2014 from the three and six months ended June 30, 2013 corresponding to the decreased revenue. Gross profit decreased by $3.6 million or 26%, and $7.1 million or 29% for the three and six months ended June 30, 2014 from the three and six months ended June 30, 2013, corresponding to the decreased revenue.
Gross margin decreased by 1.9%, from 43.4% to 41.5%, for the three months ended June 30, 2014 compared to the prior year period, and by 2.1%, from 42.5% to 40.4% for the six months ended June 30, 2014. The decrease in gross margin was driven by the overall decreased revenue for both periods which resulted in a higher percentage impact of overhead costs associated with our manufacturing operations.
Gross margin increased by 2.5%, from 39.0% to 41.5%, for the three months ended June 30, 2014 compared to the three months ended March 31, 2014. This sequential increase in gross margin was driven by the 28% sequential increase in revenue which resulted in a lower percentage impact of overhead costs associated with our manufacturing operations as well as by favorable product mix within the second quarter due to a shift toward higher margin line cards.
We anticipate our gross margins to fluctuate from quarter to quarter depending on the product mix sold, large initial deployments as well as other factors including adjustments to warranty accrual, inventory obsolescence charges and the level of revenue experienced in any particular period.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Research and development	$9,620	$8,158	$19,092	$15,397
Percent of total revenue	39.4%	25.7%	44.0%	26.5%
Research and development expense increased by $1.5 million, or 18%, from the three months ended June 30, 2013 to the three months ended June 30, 2014 and $3.7 million, or 24%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. These increases were primarily due to increases in personnel-related costs, including increased stock-based compensation, resulting from an increase in research and development personnel. We increased our research and development personnel by 16 from June 30, 2013 to June 30, 2014 representing an increase of 12%. Additional components of the increase include increased depreciation and additional consulting and outside services.

In the near term, we expect our research and development expenses to remain relatively flat in dollar amount but to fluctuate somewhat from quarter to quarter as a percent of revenue.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Sales and marketing	$11,331	$10,821	$22,360	$18,838
Percent of total revenue	46.5%	34.1%	51.5%	32.5%
Sales and marketing expense increased by $0.5 million, or 5%, from the three months ended June 30, 2013 to the three months ended June 30, 2014 and by $3.5 million, or 19%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. These increases were primarily due to increases in personnel-related expenses, including increased stock-based compensation, due to the expansion of our sales force. We increased our sales and marketing headcount by 18 from

June 30, 2013 to June 30, 2014 representing an increase of 15%. The increase in personnel costs were partially offset by decreases in the reserve for doubtful accounts and decreased consulting and outside services.
In the near term, we expect our sales and marketing expenses to remain relatively flat in dollar amount but to fluctuate somewhat from quarter to quarter as a percent of revenue.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
General and administrative	$3,711	$3,095	$8,274	$5,958
Percent of total revenue	15.2%	9.8%	19.1%	10.3%
General and administrative expense increased by $0.6 million, or 20%, from the three months ended June 30, 2013 to the three months ended June 30, 2014. The increase was primarily due to $0.4 million of additional accounting, legal, consulting and outside services expenses to support our public company reporting obligations.
General and administrative expense increased by $2.3 million, or 39%, from the six months ended June 30, 2013 to the six months ended June 31, 2014. The increase was primarily due to increased personnel-related expenses of $0.9 million (including a $0.4 million increase in stock-based compensation) as well as severance costs of $0.4 million. Additional components of the increase included $1.0 million of accounting, legal, consulting and outside services expenses to support our public company reporting obligations.
We expect our general and administrative expenses to remain relatively flat in dollar amount but to fluctuate somewhat from quarter to quarter as a percent of revenue.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest expense	$42	$136	$89	$262

Interest expense for the three and six months ended June 30, 2014 relates to obligations under our term loan. Interest expense for the three and six months ended June 30, 2013 relates to obligations under our term loan and revolving loan. As of June 30, 2014 and December 31, 2013 the Company had $4.2 million and $5.0 million as term loans and no revolving loans outstanding.
Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest Income	$51	$5	$105	$7
Preferred stock warrant liabilities	—	(604)	—	(2,602)
Foreign currency	(54)	(6)	(146)	(12)
Other	(46)	(2)	(70)	(1)
Other Income (expense), net	$(49)	$(607)	$(111)	$(2,608)
Other income (expense), net declined from an expense of $0.6 million and $2.6 million for the three and six months ended June 30, 2013 to an expense of zero and $0.1 million for the three and six months ended June 30, 2014. The decrease was primarily due to the absence in the 2014 period of charges associated with the previously outstanding preferred stock warrants. Upon completion of the IPO in May 2013, the preferred stock warrant liability was re-classed to additional paid-in capital.

Liquidity and Capital Resources
We require a significant amount of cash resources to operate our business. We used approximately $25.4 million of cash, cash equivalents and marketable securities in the six months ended June 30, 2014 including $22.1 million used in operating activities. We ended the quarter with cash, cash equivalents and marketable securities of $38.8 million. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At current levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate. We are exploring options to raise additional funds through public or private equity or debt financing to extend that period. Should additional funding not be available, or should funding only be available on unfavorable terms, we may make changes to our operating model and capital expenditures to extend that period or we may have to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.
We had cash, cash equivalents and marketable securities of $38.8 million at June 30, 2014. Cash and cash equivalents consist of cash and money market funds. Marketable securities, which were held as available for sale at June 30, 2014, consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from amortized cost.

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

During the year ended December 31, 2013 we provided lease arrangements for one qualified end-user customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer and generally have three year terms. As of June 30, 2014 and December 31, 2013 we had zero and $0.6 million of lease receivables. In the three months ended March 31, 2014 this lease receivable was paid off by the customer for cash proceeds of $0.6 million. Pursuant to this, the Company retained no substantial risk of default by the lessee nor provided any guarantee of residual value of the underlying leased equipment, except for standard product warranty which is provided in the normal course of business. Consequently, the Company has met the requirements for derecognition of the related lease receivables.
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

On December 21, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. Loans drawn under the Loan and Security Agreement will be used for working capital and general corporate purposes. As of June 30, 2014 and December 31, 2013 we had $4.2 million and $5.0 million as term loans outstanding.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of June 30, 2014). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. On the date following such 12 month period and thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net cash used in operations	$(22,072)	$(5,969)
Net cash provided by (used in) investing activities	3,474	(3,072)
Net cash provided by (used in) financing activities	(760)	81,706
Effect of exchange rates on cash	60	35
Net increase (decrease) in cash and cash equivalents	$(19,298)	$72,700
Operating Activities
In the six months ended June 30, 2014 we used cash in operations of $22.1 million. Cash used in operations resulted from a net loss of $32.5 million, which was partially offset by $7.1 million in non-cash stock-based compensation and depreciation and amortization as well as a $7.4 million decrease in our inventory balance as we were successful in our efforts to better utilize our inventory in the second quarter of 2014. The decrease in accounts payable of $2.5 million largely resulted from lower inventory related payables. During the six months ended June 30, 2014 accounts receivable decreased by $1.4 million primarily due to a decrease in shipments and billings. This was offset by a decrease in deferred revenue of $7.0 million, partially offset by a decrease in deferred costs of $4.5 million. The decreases in deferred revenue and deferred costs primarily relate to acceptance being received from customers with contracts under federal broadband stimulus programs.

In the six months ended June 30, 2013 we used cash in operations of $6.0 million, primarily as a result of a net loss of $18.4 million which was partially offset by $6.7 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. In addition, we experienced increases in a majority of our working capital accounts, primarily due to significant increases in our operations as a result of growth in the business. Accounts receivable increased by $4.2 million, primarily due to the significant increase in shipments and billings. This was offset by an increase in deferred revenue of $5.8 million, partially offset by an increase in deferred costs of $2.8 million related to such deferred revenue. The increases in deferred costs and deferred revenue primarily relates to shipped and billed hardware awaiting formal acceptance from customers with contracts under federal broadband stimulus programs. In addition, accounts payable and accrued liabilities increased approximately $5.3 million, primarily as a result of significant inventory purchases and timing of payments of invoices from our contract manufacturer. Additionally, accrued compensation increased by $0.7 million as we increased total headcount.
Investing Activities

Cash provided by investing activities primarily relates to purchases, maturities and sales of marketable securities as well as capital expenditures, such as purchase of lab equipment, tooling and computer hardware to support our business. Cash provided by investing activities in the six months ended June 30, 2014 was $3.5 million and primarily related to $6.1 million net proceeds from the purchase, maturity and sale of marketable securities, partially offset by capital expenditures of $2.6 million. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Generally, our marketable securities have maturity dates up to two years from our date of purchase, and active markets for these securities exist.

We used $3.1 million in cash for investing activities in the six months ended June 30, 2013 primarily related to the purchase of lab equipment, tooling and computer hardware to support our growth.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2014 was $0.8 million. This included $0.8 million in repayments of borrowings under our term loan and $0.3 million of taxes paid related to net-share settlement of restricted stock units. These were partially offset by $0.4 million proceeds from the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2013 was $81.7 million. In May 2013, the Company completed its initial public offering which generated aggregate net proceeds of $88.2 million, net of underwriting discounts and commissions and offering costs. This was partially offset by repayment of $7.6 million outstanding under our revolving loan facility. Additionally, the Company received $1.1 million proceeds from the exercise of stock options and preferred stock warrants during the six months ended June 30, 2013.
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
Contractual Obligations and Commitments

In July, 2013 we entered into a commercial building lease agreement for additional space in Petaluma, California. The July 2013 lease has a ten year term, estimated to commence in the fourth quarter of 2014 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. We have an option to extend the term of the lease for an additional five year period.
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
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $13.2 million at June 30, 2014. Cash and cash equivalents consist of cash and money market funds. Additionally, we had marketable securities of $25.6 million at June 30, 2014. Marketable securities consist of U.S treasury securities, U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash, cash equivalents and marketable securities. We do not enter into marketable securities for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our marketable securities.
In addition, as of June 30, 2014 we had $4.2 million as term loans outstanding under our Loan and Security Agreement with SVB. Due to the short-term nature of our marketable securities portfolio and our outstanding loan amount, we believe that only dramatic fluctuations in interest rates would have a material effect on us. As a result, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014. Based on their evaluation as of June 30, 2014 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us on this Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated. The consolidated complaint alleges violations of the federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the Company's IPO, and seek unspecified compensatory damages and other relief.  The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

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
We require a significant amount of cash resources to operate our business. We used approximately $25.4 million of cash, cash equivalents and marketable securities in the six months ended June 30, 2014 including $22.1 million used in operating activities. We ended the quarter with cash, cash equivalents and marketable securities of $38.8 million. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At current levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate. We are exploring options to raise additional funds through public or private equity or debt financing to extend that period. Should additional funding not be available, or should funding only be available on unfavorable terms, we may make changes to our operating model and capital expenditures to extend that period or we may have to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.
We currently generate the majority of our revenue from a concentrated base of customers, including Windstream Corporation. Unless we can substantially expand our sales to other existing or new customers, we will not be able to grow our revenue.
For the years ended December 31, 2013, 2012 and 2011, revenue from Windstream Corporation, or Windstream, represented approximately 39%, 45% and 37% of our total revenue. In recent periods, sales to Windstream have been highly volatile from quarter to quarter. Sales to Windstream declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter being substantially lower than anticipated. In the second quarter of 2014, sales to Windstream increased to $6.7 million or 28% of total revenue.
While we expect our sales to Windstream to decline significantly in 2014 as compared to the levels experienced in recent years, and for our sales to Windstream to be volatile-potentially highly volatile-from quarter to quarter, we nonetheless anticipate that a significant portion of our revenue in 2014 and beyond will continue to depend on sales to Windstream. In July 2014 Windstream announced that it was spinning-off certain network and real estate assets into a separate entity. It is unclear whether this development will impact our business with Windstream. If our sales to Windstream do not continue to remain significantly above the levels experienced in the fourth quarter of 2013 and first quarter of 2014, our revenue and results of operations would be adversely affected.
In the first quarter of 2014, four customers, none of which were Windstream, each represented greater than 10% of total revenue for the period. In the second quarter of 2014, Windstream represented 28% of total revenue and no other single customer accounted for 10% or more of revenue. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any particular future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.
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
Any one of the factors above or the cumulative effect of the factors above may result in significant fluctuations in our operating results from period to period. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. For example, in the fourth quarter of 2013 we provided guidance for the fourth quarter that did not meet analyst expectations and in the first quarter of 2014 we announced results for the fourth quarter that fell below our guidance and below analyst expectations, both of which events resulted in sharp declines in our stock price. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation.

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
Furthermore, we may experience volatility in gross margin in any particular period as a result of factors including product mix sold, large initial deployments as well as other factors including adjustments to warranty accrual, inventory obsolescence charges and the level of revenue experienced in any particular period. Large initial deployments typically involve a lower margin product mix, as initial deployments are generally comprised of thinly configured chassis. As our customers expand their networks after the initial deployments, they typically purchase additional higher-margin line cards. For example, gross margin decreased by 1.5%, from 40.5% to 39.0%, for the three months ended March 31, 2014 compared to the three months ended December 31, 2013. The decrease in gross margin was driven primarily by the overall decreased revenue for the quarter which resulted in a higher percentage impact of overhead costs associated with our manufacturing operations. The decrease in gross margin was also impacted by initial network deployments by customers, which typically involve a lower margin product mix. If we continue to experience fluctuations in demand for our products and services, we expect to continue to experience this volatility in gross margin from quarter-to-quarter, which could negatively affect our operating results and financial condition.
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
Since our inception, we have incurred net losses in each quarterly and annual period. In the three and six months ended June 30, 2014 we incurred net losses of $14.7 million and $32.5 million. As of June 30, 2014, we had an accumulated deficit of $159.8 million. Although our revenue has grown in recent annual periods, our revenue may not continue to grow, or may decline, in future periods as a result of a number of factors, including uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. In addition, we anticipate that we will continue to incur losses for at least the balance of 2014 as we continue to expend substantial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure and general administration. If we are unable to grow our revenue, improve our gross margin or manage our expenses, we may continue to incur significant losses beyond 2014 and may not be able to achieve or maintain profitability.

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
We believe that our future success will depend in large part upon our ability to identify, attract and retain highly qualified and skilled personnel, particularly engineers and sales personnel. Our employee headcount has increased from 39 as of December 31, 2008 to 319 as of June 30, 2014. Competition for skilled personnel is intense, particularly for those specializing in network and software engineering and sales, and those located in the San Francisco Bay Area. In addition, our headquarters location in Petaluma, in the northern part of the San Francisco Bay Area, may make it more difficult to attract qualified personnel that live in other parts of the Bay Area. In addition, declines in the trading price of our common stock may make attracting and retaining our employees more difficult given the competitive compensatory environment we face recruiting technology employees in the San Francisco Bay Area. We cannot be certain that we will be successful in attracting qualified personnel, or that newly hired personnel will function effectively, both individually and as a group.
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
The suppliers of the components used in our Z-Series platforms deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of June 30, 2014 and December 31, 2013 we had commitments to Flextronics totaling $4.9 million and $7.9 million. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.
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
Our solutions are highly technical and, when deployed, are critical to the operation of our customers’ networks. Our solutions have from time to time contained and may in the future contain undetected errors, bugs, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of our revenue or delay in revenue recognition, loss of customer goodwill and customer relationships, harm to our reputation and increased service costs, any of which would adversely affect our business, operating results and financial condition. Quality or performance problems related to our Z-Series platforms that are covered under warranty could require us to repair or replace defective products at no additional cost to the customer. For example, in the second quarter of 2013, we experienced higher than expected failure rates with certain Z-Series line cards used by a number of our customers that were manufactured between 2010 and the spring of 2012, and have identified a line card power supply as the source of the failures. After extensive analysis of the root cause, we have elected to undertake a proactive warranty repair and replacement program for line cards we have determined to be at risk of early failure. While in this instance we were able to negotiate an agreement for the manufacturer of the defective components to reimburse us for a substantial portion of the costs of the repair program, and we believe that our warranty reserve is sufficient to cover any costs, if we experience quality or performance problems in the future related to our Z-Series platforms or other products that are covered under warranty, we could be required to repair or replace defective products without the benefit of manufacturer reimbursement, which could have a material adverse effect on our reputation and results of operations. In addition, any errors discovered in Blue Planet could cause customers and potential customers to abandon or never adopt Blue Planet, which could adversely affect our ability to grow our business. Moreover, we could face claims for product liability, tort or breach of contract from our customers, or be required to indemnify our customers for damages and third-party claims for a variety of reasons. Any increased costs, liabilities and diversion of resources associated with a warranty or other claim related to errors or alleged errors in our solutions could adversely affect our business, operating results and financial condition.

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
Over the past several years, our customer base has included Independent Operating Companies, or IOCs, and other telecommunications network providers that benefited from federal and state subsidies. Approximately 15%, 16%, 19% and 14% of our revenue for the three and six months ended June 30, 2014 and 2013 was attributable to sales of our solutions to IOCs and other service providers that used government-supported loan programs or grants to fund purchases from us, such as those originating from the Rural Utility Service, or RUS, program administered by the U.S. Department of Agriculture, and broadband stimulus programs under the American Recovery and Reinvestment Act of 2009. We expect that reductions in or elimination of such programs are likely, especially given the recent U.S. federal government fiscal issues, and that these support or stimulus funds may not be available to IOCs in whole or in part, which could reduce the ability of IOCs to access capital and reduce our revenue opportunities for selling our solutions to these IOCs. To the extent that any of our customers have received grants or loans under these RUS and stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.
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
Our directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 44% of the outstanding shares of our common stock based on the number of shares outstanding as of June 30, 2014. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

As a public company we may be exposed to costly and time consuming securities class action suits.

As a public company, we face the risk of shareholder lawsuits, particularly if we experience sharp declines in the price of our common stock. For example, on April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. The Company intends to defend the litigation vigorously. While we cannot predict the outcome of this case, defending the case-and any other cases filed against us-will require us to expend significant time and money, and will distract management from its primary responsibilities. In addition, as a result of these lawsuits our director and officer insurance costs have increased significantly and may increase again the next time we renew such policies.
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
Use of Proceeds from Public Offering of Common Stock

In May 2013, we closed our initial public offering (IPO) pursuant to which we sold 8,899,022 shares of our common stock, which includes 899,022 shares sold pursuant to the partial exercise by the underwriters of an over-allotment option, at a public offering price of $11.00 per share, resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Goldman, Sachs & Co., J.P. Morgan Securities LLC, Jefferies LLC, and Pacific Crest Securities LLC acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash, cash equivalents and marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on May 9, 2013. From the effective date of the registration statement through June 30, 2014 we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.
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

/s/ Mark A. Floyd	Chief Executive Officer and	August 12, 2014
Mark A. Floyd	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey G. Ross	Vice President and Chief Financial	August 12, 2014
Jeffrey G. Ross	Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit number	Description of Document

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2 (1)	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

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