Form 10-Q
period 2014-09-30
CYAN INC
filed 2014-11-06
CIK 1391636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 5, 2014 was: 47,153,355.

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

•	our dependence upon a concentrated base of customers and our efforts to diversify the customer base;

•	our liquidity and working capital requirements, including our efforts to secure additional funding;

•	the impact of seasonality on our business;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	market acceptance of our Blue Planet solution and its effect on our product mix and financials;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	the evolution of technology affecting our products, services and markets;

•	our ability to sell our products and expand internationally;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our reliance on our third-party manufacturers and component suppliers;

•	our ability to adequately protect our intellectual property;

•	our ability to hire necessary qualified employees to expand our operations;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices.

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

Item 1. Financial Statements
Cyan, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$12,982	$32,509
Marketable securities	15,941	31,639
Accounts receivable, net of allowance for doubtful accounts of $48 and $147 at September 30, 2014 and December 31, 2013	15,870	14,558
Short-term lease receivable	—	201
Inventories	12,172	20,746
Deferred costs	873	8,286
Prepaid expenses and other	3,698	1,378
Total current assets	61,536	109,317
Long-term lease receivable	—	403
Property and equipment, net	10,930	11,155
Other assets	600	645
Total assets	$73,066	$121,520
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,783	$8,474
Accrued liabilities	6,233	3,786
Accrued compensation	4,055	4,895
Term loan, current portion	1,650	1,604
Deferred revenue	5,641	17,516
Deferred rent	198	115
Other liabilities	—	734
Total current liabilities	26,560	37,124
Term loan, non-current portion	2,153	3,396
Deferred revenue	1,811	1,577
Deferred rent	317	486
Total liabilities	30,841	42,583
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of September 30, 2014 and December 31, 2013.	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 47,153,355 and 46,536,436 shares issued and outstanding as of September 30, 2014 and December 31, 2013.	5	5
Additional paid in-capital	214,131	206,300
Accumulated other comprehensive loss	(445)	(86)
Accumulated deficit	(171,466)	(127,282)
Total stockholders’ equity	42,225	78,937
Total liabilities and stockholders’ equity	$73,066	$121,520

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$26,599	$37,694	$70,029	$95,699
Cost of revenue	15,684	22,605	41,567	55,943
Gross profit	10,915	15,089	28,462	39,756
Operating expenses:
Research and development	8,856	9,220	27,948	24,617
Sales and marketing	10,515	10,518	32,875	29,356
General and administrative	3,531	3,895	11,805	9,853
Total operating expenses	22,902	23,633	72,628	63,826
Loss from operations	(11,987)	(8,544)	(44,166)	(24,070)
Interest expense	(45)	(55)	(134)	(317)
Other income (expense), net	408	13	297	(2,595)
Total other expense, net	363	(42)	163	(2,912)
Loss before provision for income taxes	(11,624)	(8,586)	(44,003)	(26,982)
Provision for income taxes	88	25	181	67
Net loss	$(11,712)	$(8,611)	$(44,184)	$(27,049)
Basic and diluted net loss per share	$(0.25)	$(0.19)	$(0.94)	$(1.06)
Weighted-average number of shares used in computing basic and diluted net loss per share	47,076	46,262	46,866	25,587

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(11,712)	$(8,611)	$(44,184)	$(27,049)
Other comprehensive income (loss):
Foreign currency translation adjustments	(423)	(26)	(364)	9
Unrealized gains (losses) on available for sale securities, net of tax	(6)	—	5	—
Total other comprehensive income (loss)	(429)	(26)	(359)	9
Comprehensive loss	$(12,141)	$(8,637)	$(44,543)	$(27,040)
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(44,184)	$(27,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,713	1,956
Stock-based compensation	7,941	5,100
Change in fair value for warrants	—	2,602
Changes in operating assets and liabilities:
Accounts receivable	(1,312)	82
Lease receivable	604	(9,780)
Inventories	8,324	(1,684)
Deferred costs	7,413	(965)
Prepaid expenses and other assets	(2,274)	(589)
Accounts payable	1,209	4,031
Accrued and other liabilities	1,764	1,554
Accrued compensation	(840)	2,011
Deferred revenue	(11,641)	3,399
Deferred rent	(86)	67
Net cash used in operating activities	(30,369)	(19,265)
Investing activities
Purchases of property and equipment	(3,138)	(4,437)
Purchase of available for sale securities	(14,259)	(23,653)
Purchase of other investment	—	(500)
Maturity of available for sale securities	25,911	—
Sale of available for sale securities	4,050	—
Net cash provided by (used in) investing activities	12,564	(28,590)
Financing activities
Proceeds from initial public offering (IPO), net of issuance costs	—	87,348
Proceeds from stock-based compensation programs	457	1,209
Repayments of borrowings under notes payable	—	(7,563)
Taxes paid related to net-share settlements of restricted stock units	(580)	—
Repayments of borrowings under term loan	(1,197)	—
Payments on capital leases	(39)	—
Net cash provided by (used in) financing activities	(1,359)	80,994
Effect of exchange rate changes on cash and cash equivalents	(363)	8
Net increase (decrease) in cash and cash equivalents	(19,527)	33,147
Cash and cash equivalents at beginning of period	32,509	20,221
Cash and cash equivalents at end of period	$12,982	$53,368
Supplemental disclosures of cash flow information
Cash paid for interest	$138	$311
Non-cash Investing and financing activities
Property and equipment included in accounts payable	$283	$395
Conversion of convertible preferred stock into common stock upon IPO	$—	$98,133
Reclassification of preferred stock warrant liability upon IPO	$—	$8,856
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

The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending December 31, 2014.
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

Stock-based Compensation — The Company granted restricted stock units (RSUs) to its employees and performance based restricted stock units (PBRSUs) to members of the executive team in the nine months ended September 30, 2014. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The stock-based compensation expense related to PBRSUs is recognized based on the attainment of specified goals over the performance period. The fair value of RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liquidity — The accompanying financial statements for the three and nine months ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has incurred net losses in each quarterly and annual period. In the three and nine months ended September 30, 2014 the Company incurred net losses of $11.7 million and $44.2 million. As of September 30, 2014, the Company had an accumulated deficit of $171.5 million.

The Company requires a significant amount of cash resources to operate its business. The Company used approximately $35.2 million of cash, cash equivalents and marketable securities in the nine months ended September 30, 2014, including $30.4 million used in operating activities. The Company ended the quarter with cash, cash equivalents and marketable securities of $28.9 million. The Company's liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At forecasted levels of revenue, expenses and capital expenditures, the Company believes that its existing cash, cash equivalents and marketable securities, together with its cash collections will be sufficient to meet its projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for the Company's products and services may result in higher than anticipated losses in the future and lower its cash balances at a faster rate. The Company is exploring options to raise additional funds through public or private equity or debt financing to extend that period. Should additional funding not be available, or should funding only be available on unfavorable terms, the Company would be required to make changes to its operating expenses and capital expenditures to extend that period and would likely need to significantly reduce its business activities which could adversely affect its ability to compete effectively in the markets in which it participates which could, in turn, adversely affect its results of operations. If the Company issues equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If the Company raises cash through additional indebtedness, it may be subject to additional contractual restrictions on its business.

The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of uncertainties.

New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 requires retrospective application by either a “full retrospective” adoption in which the standard is applied to all of the periods presented or a “modified retrospective” adoption for fiscal years beginning after December 15, 2016. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company has not selected a transition method and is currently assessing the potential impact on its financial statements from adopting this new guidance.

In August 2014 the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance.

2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(11,712)	$(8,611)	$(44,184)	$(27,049)
Weighted-average shares used to compute basic and diluted net loss per share	47,076	46,262	46,866	25,587
Basic and diluted net loss per share	$(0.25)	$(0.19)	$(0.94)	$(1.06)
As the Company experienced losses for all periods presented, basic net loss per share is the same as diluted net loss per share for all the periods. The following potential common stock equivalents that could potentially dilute net loss per share in the future were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee stock options	12,614	12,833	12,614	12,833
Unvested restricted stock units	2,060	—	2,060	—
Common stock warrants	—	115	—	115
	14,674	12,948	14,674	12,948
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

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value as of September 30, 2014 (in thousands):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$5,215	$—	$—	$5,215

Marketable securities:
Commercial paper	$—	$1,848	$—	$1,848
Corporate bonds	—	5,839	—	5,839
Municipal bonds	—	602	—	602
U.S. government-sponsored agency securities	—	3,024	—	3,024
U.S. treasury securities	4,628	—	—	4,628
Total marketable securities	$4,628	$11,313	$—	$15,941

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

There were no transfers of assets or liabilities measured at fair value between levels within the fair value hierarchy during the nine months ended September 30, 2014 or 2013.

The Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist. As of September 30, 2014, based on contractual maturity the Company had $13.5 million and $2.4 million of marketable securities maturing within one and two years, respectively. The Company classifies its available-for-sale marketable securities as short-term marketable securities in its consolidated balance sheet based on management's intention to have the funds available for use in operations or strategic investments rather than actual maturity dates.

The following table shows the Company’s available-for-sale securities amortized cost, gross unrealized gains, gross unrealized losses and fair value as of September 30, 2014 (in thousands):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$1,847	$1	$—	$1,848
Corporate bonds	5,836	3	—	5,839
Municipal bonds	602	—	—	602
U.S. government-sponsored agency securities	3,020	4	—	3,024
U.S. treasury securities	4,616	12	—	4,628
Total marketable securities	$15,921	$20	$—	$15,941

The Company regularly reviews its marketable securities portfolio to identify and evaluate instruments that have indications of possible impairment.     As of September 30, 2014 no marketable securities have been in a continuous unrealized loss position for more than twelve months. The Company has evaluated its marketable securities portfolio as of September 30, 2014 and has determined that none of its marketable securities are impaired.
4. Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Cash	$7,767	$19,057
Money market funds	5,215	13,452
Total cash and cash equivalents	$12,982	$32,509
Lease Receivables

A summary of the Company’s lease receivables is presented as follows (in thousands):

December 31, 2013
Net minimum lease payments to be received	$639
Less unearned interest income portion	35
Total lease receivable	604
Less short-term lease receivable	201
Long-term lease receivable	$403

In the three months ended March 31, 2014 the lease receivable was paid off by the customer for cash proceeds of $0.6 million.   There were no lease receivables outstanding as of September 30, 2014.

Inventory
Inventories consisted primarily of finished goods purchased from the contract manufacturer and are stated at the lower of cost or market value (on a first-in, first-out basis). Inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$648	$748
Finished goods	11,524	19,998
Total Inventory	$12,172	$20,746

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Lab equipment and tooling	$16,469	$14,743
Software	628	667
Leasehold improvements	1,569	1,595
Furniture and fixtures	942	974
Computer equipment	706	979
	20,314	18,958
Less accumulated depreciation and amortization	(9,384)	(7,803)
Property and equipment, net	$10,930	$11,155

For the three months ended September 30, 2014 and 2013 depreciation and amortization expense on property and equipment was $0.9 million and $0.7 million. For the nine months ended September 30, 2014 and 2013 depreciation and amortization expense on property and equipment was $2.7 million and $2.0 million.

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Inventory-in-transit	$1,695	$344
Warranty reserve (1)	2,419	1,374
Sales returns reserve	335	198
Professional fees	666	862
Sales and use taxes	187	497
Other	931	511
Total accrued liabilities	$6,233	$3,786

(1) Activity related to warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$3,090	$1,784	$1,374	$1,266
Charge to cost of sales	155	400	760	1,526
Costs incurred	(826)	(469)	(1,282)	(1,077)
Incremental warranty recoverable from manufacturer (2)	—	—	1,567	—
Closing balance	$2,419	$1,715	$2,419	$1,715

(2) During the three months ended June 30, 2014, the Company and a component manufacturer reached an agreement whereby the component manufacturer agreed to reimburse the Company for certain costs, up to an agreed maximum, associated with replacing defective products sold to customers. As of September 30, 2014, $1.2 million remains recoverable from this component manufacturer. This amount is classified within prepaid expenses and other on the condensed consolidated balance sheets.
5. Debt
Loan and Security Agreement
On December 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (SVB). The agreement provided for a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

total loan facility of up to $15.0 million. As of September 30, 2014 and December 31, 2013 the Company had $3.8 million and $5.0 million as term loans and no amounts as revolving loans outstanding.
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
As of September 30, 2014 and December 31, 2013 the Company was in compliance with all covenants.
The estimated principal payments of the term loan are as follows (in thousands):

Year ending December 31:
2014 (remainder of year)	$407
2015	1,666
2016	1,730
$3,803

6. Commitments and Contingencies
Facility Lease
In April 2007, the Company entered into a six-year lease for office premises in Petaluma, California. This agreement has scheduled expiration dates of May 2015 and October 2018, providing the Company a total of 22,780 square feet.

In July 2013, the Company entered into a lease for additional space in Petaluma, California. The July 2013 lease has a ten year term, is estimated to commence in the first quarter of 2015 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in the beginning of 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the 10 year lease period is $11.5 million. The Company has an option to extend the term of the lease for an additional five year period. This has not been included in future minimum annual obligations table below.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An executive officer, who is also a member of the Company’s Board of Directors, owns approximately 40% of the limited liability company from which the Company is leasing the office premises. As of September 30, 2014 and December 31, 2013 no amounts were included in accounts payable or accrued expenses under these agreements.

As of September 30, 2014 and December 31, 2013 total deferred rent was $0.5 million and $0.6 million. For the three months ended September 30, 2014 and 2013 rent expense was $0.3 million and $0.3 million. For the nine months ended September 30, 2014 and 2013 rent expense was $0.8 million and $0.8 million.

Future minimum annual obligations under non-cancellable lease agreements as of September 30, 2014 are approximately as follows (in thousands):

Year ending December 31:
2014 (remainder of year)	$254
2015	1,158
2016	1,093
2017	1,356
2018	1,358
Thereafter	7,803
Total	$13,022

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
Contract Manufacturer
As of September 30, 2014 and December 31, 2013 the Company has commitments to its contract manufacturer of $9.4 million and $7.9 million. These commitments include raw materials, work in progress and scheduled future orders. Should the Company be required to make payments under this guarantee, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under the guarantee.

Legal Proceedings

On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the Company's IPO, and seek unspecified compensatory damages and other relief.  In July 2014, the Company and other defendants filed a demurrer (motion to dismiss) to the consolidated complaint. On October 22, 2014, the court overruled the demurrer and allowed the case to proceed. The Company intends to

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

From time to time, the Company may be involved in various legal proceedings arising from the normal course of its business activities.

7. Stockholders' Equity and Stock-based Compensation
Convertible Preferred Stock Warrants
Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to stockholders’ equity and the Company does not record any mark-to-market changes in the fair value of the remaining outstanding common stock warrants. The Company performed the final re-measurement of the warrant in connection with the completion of the IPO in May 2013, thus there was no mark to market changes in fair value during the 3 months ended September 30, 2014 and 2013 as well as for the nine months ended September 30, 2014.
The fair value of the outstanding preferred stock warrants was determined using the Black-Scholes option-pricing model for the nine months ended September 30, 2013. The fair value of the preferred stock warrant was estimated using the following assumptions for the periods presented below:

Nine Months Ended September 30,
2013
Remaining contractual term (years)	0.48 - 3.24
Volatility	55%
Risk-free interest rate	0.22 - 0.68%
Dividend yield	—
The change in the fair value of the convertible preferred stock warrant liability during the nine months ended September 30, 2013 presented is summarized below (in thousands):

Nine Months Ended September 30,
2013
Opening balance	$6,254
Increase in Fair Value	2,602
Reclassification of warrant to additional paid-in capital	$(8,856)
Closing balance	$—
Stock-based Compensation
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$96	$61	$269	$121
Research and development	955	773	2,891	1,684
Sales and marketing	1,008	571	2,763	1,444
General and administrative	600	793	2,018	1,851
Total stock-based compensation	$2,659	$2,198	$7,941	$5,100
Equity Plans

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2014 an additional 2,094,194 shares of common stock were reserved for future issuance under the 2013 Equity Incentive Plan in accordance with the annual increase provision of the plan.

Stock Options

A summary of the activity and changes during the nine months ended September 30, 2014 and a summary of information related to options exercisable and vested and expected to vest are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	12,957,942	$4.33	7.78	$27,629
Options granted	930,105	$4.01
Options exercised	(306,655)	$1.44
Options forfeited	(967,353)	$7.91
Balance at September 30, 2014	12,614,039	$4.10	7.32	$6,941
Options vested and expected to vest - September 30, 2014	12,489,018	$4.09	7.30	$6,939
Options exercisable - September 30, 2014	7,256,747	$3.13	6.56	$6,356

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected term (years)	6.08	6.08	6.08	6.08
Volatility	43%	48%	43 - 44%	48 - 55%
Risk-free interest rate	1.55 - 1.85%	1.40 - 1.65%	1.49 - 1.85%	0.7 - 1.65%
Dividend yield	—	—	—	—

Restricted Stock Units

In the nine months ended September 30, 2014 the Compensation Committee of the Board of Directors awarded RSUs to employees. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant.

In the nine months ended September 30, 2014 the Compensation Committee of the Board of Directors awarded PBRSUs to members of the executive team. These are subject to performance based requirements as well as additional time based vesting requirements. They will become eligible to vest 50% if the performance objectives are satisfied and then the remaining 50% will vest only if the additional time-based vesting requirements are satisfied. The fair value of PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

The following table shows a summary of RSU activity, which includes PBRSUs, for the nine months ended September 30, 2014 (unaudited):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2013	42,500	$11.00
Granted	3,034,704	$4.06
Vested	(930,431)	$4.43
Forfeited	(87,030)	$3.92
Unvested as of September 30, 2014	2,059,743

8. Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate for the nine months ended September 30, 2014 and 2013 was less than one percent primarily as a result of the estimated tax losses for those fiscal periods for which no benefit is recorded due to the full valuation allowance recorded against the Company’s net deferred tax assets. The Company’s tax expense relates to state minimum taxes and foreign income taxes associated with the Company’s non-US operations.
As of September 30, 2014, based on the available objective evidence, management believes it is not more likely than not that the tax benefits of the US losses incurred during the nine months ended September 30, 2014 will be realized. Accordingly, the Company did not record a tax benefit from the US losses incurred during the nine months ended September 30, 2014.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Concentration
Customers with a receivables balance of 10% or greater of the total receivables, which includes accounts receivable and lease receivables, and customers with revenue of 10% or greater of the total revenue are as follows:

	Percentage of Revenue				Percentage of Receivables
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Customer A	21%	50%	19%	45%	23%	*
Customer B	18%	*	*	*	*	*
Customer C	14%	*	12%	*	18%	*

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

12. Subsequent Events

On November 5, 2014, the Company announced a restructuring plan aimed at reducing its annual operating expenses in the range of $10 million to $13 million and reducing its operating loss. The restructuring activities will primarily involve the elimination of certain full time and contract personnel. The Company expects to incur total costs aggregating approximately $1 million in the fourth quarter of 2014 in connection with these actions. The costs primarily consist of severance payments. The activities are expected to be largely completed by December 31, 2014 and fully completed by June 30, 2015.

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

Overview
We have pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. Our solutions include high-capacity, multi-layer switching and transport platforms as well as a carrier-grade software-defined networking platform and applications. Our solutions enable network operators to virtualize their networks, accelerate service delivery and increase scalability and performance, while reducing costs. We have designed our solutions to provide a variety of existing and emerging premium applications, including business Ethernet, wireless backhaul, broadband backhaul and cloud connectivity. Our comprehensive solutions including include the Z-Series family of high-capacity, multi-layer switching and transport platforms, our Blue Planet SDN and NFV (network functions virtualization) orchestration platform and applications, and a range of professional services. Our Z-Series family of products has been designed to support the multiple concurrent technologies used in regional and metro networks, including both Ethernet-based services as well as optical services. Our Z-Series platforms are architected to transport traffic over the most efficient network layer, utilizing both electrical and optical domains, enabling network operators to maximize network capacity at the lowest cost per bit. Our solutions are designed to support a variety of use cases from traffic aggregation at the network edge to multi-terabit switching optimized for handoff at the network core.
The second element of our solution is our Blue Planet platform that we introduced in December 2012. Our Blue Planet platform is a carrier-grade SDN and NFV solution purpose-built to address network operator requirements. Blue Planet is the latest implementation of our network virtualization and management software that we first introduced in 2009 to work in combination with our high-capacity, multi-layer switching and transport platforms. Now, Blue Planet is designed to simplify the development, deployment and orchestration of scalable communication, business applications, and virtual resources over high-performance multi-vendor networks. Blue Planet is designed to enable our customers to make more efficient use of existing network assets, cost-effectively expand network capacity and significantly accelerate the delivery of premium, revenue-generating services to their customers. By deploying Blue Planet, our customers can also provide their subscribers with network-as-a-service, or NaaS, allowing for real-time tailoring and customization of their network architecture and services to meet their end-customers’ specific needs. Beyond that, Blue Planet is designed to instantiate virtual resources (such as cloud services or virtual network functions) in data center and cloud environments and connect those resources with the underlying network to create a new class of revenue-generating services for our customers.
We were founded in October 2006 to simplify network operations and accelerate innovation through a centralized, open, multi-vendor, software orchestration model. We launched our first Z-Series platform in September 2009. Since then, we have led emerging, carrier-grade SDN initiatives in the industry through our development of open, multi-vendor and multi-layer network and virtual resource planning, management, and verification software. In April 2010, we launched one of the first multi-layer network management solutions. In December 2012, we launched Blue Planet, our carrier-grade SDN and NFV orchestration platform that is designed to allow network operators of all types to virtualize their networks and simplify the development, deployment and orchestration of scalable communications and business applications over both high-performance networks and virtual infrastructure.
Our customers include service providers, hyperscale web 2.0 content providers, data center operators, large enterprises, and other private network operators. We target our customers through our direct sales force and through channel partners. Our solutions have been deployed primarily across North America as well as in Asia and Europe.
For the years ended December 31, 2013, 2012 and 2011 our largest customer, Windstream Corporation, or Windstream, represented approximately 39%, 45% and 37% of our total revenue. In the first quarter of 2014, four customers, none of which were Windstream, each represented greater than 10% of total revenue for the period. In the second quarter of 2014, Windstream represented 28% of total revenue and no other single customer accounted for 10% or more of revenue. In the third quarter of 2014, Windstream represented 21% of total revenue and two other customers accounted for 10% or more of revenue. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any particular future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.
In recent periods, sales to Windstream have been highly volatile from quarter to quarter. Sales to Windstream declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter being substantially lower than anticipated. In the second quarter of 2014, sales to Windstream increased to $6.7 million or 28% of total revenue. In the third quarter of 2014, sales to Windstream decreased to $5.6 million or 21% of total revenue.
While we expect our sales to Windstream for the full year of 2014 to be significantly lower than in recent years, and for our sales to Windstream to be volatile, potentially highly volatile, from quarter to quarter, we nonetheless anticipate that a significant portion of our revenue in 2014 and beyond will continue to depend on sales to Windstream. In July 2014 Windstream announced that it was spinning-off certain network and real estate assets into a separate entity. It is unclear whether this development will impact our business with Windstream. If our sales to Windstream do not continue to remain significantly above the levels experienced in the fourth quarter of 2013 and first quarter of 2014, our revenue and results of operations would be adversely affected.

In addition, approximately 20% and 7% of our revenue for the three months ended September 30, 2014 and 2013 and approximately 17% and 12% of our revenue for the nine months ended September 30, 2014 and 2013 was attributable to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us. A significant portion of the government stimulus related revenue recognized in 2014 represented deferred revenue recognized upon customer acceptance of products provided under transactions entered into in previous years. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future, especially given the current U.S. federal government fiscal issues. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Approximately 26% and 13% of our revenue for the three months ended September 30, 2014 and 2013 and approximately 23% and 7% of our revenue for the nine months ended September 30, 2014 and 2013 was attributable to customers located outside the United States. We expect international revenue to increase in dollar amount over the longer term and to fluctuate as a percent of total revenue from quarter to quarter depending on the level of domestic revenue.

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
We intend to continue to deepen our engagement with our current channel partners and establish relationships with new channel partners to target our existing core markets. We also intend to target additional customer verticals, including large data center networks, governments, cable MSOs and enterprises that build and operate large, private networks.
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

We require a significant amount of cash resources to operate our business. We used approximately $35.2 million of cash, cash equivalents and marketable securities in the nine months ended September 30, 2014 including $30.4 million used in operating activities. We ended the quarter with cash, cash equivalents and marketable securities of $28.9 million. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At forecasted levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate. We are exploring options to raise additional funds through public or private equity or debt financing to extend that period. Should additional funding not be available, or should funding only be available on unfavorable terms, we would be required to make changes to our operating expenses and capital expenditures to extend that period or would likely need to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.

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
Cyan Blue Planet
In December 2012, we expanded our network virtualization and management software offerings with the commercial launch of Blue Planet. Blue Planet is the latest implementation of the network virtualization and management software that we first introduced in 2009 to work in combination with our Z-Series platforms. This software has evolved to become a multi-vendor network orchestration platform supporting the deployment of both virtual and physical resources in carrier-grade networks. Blue Planet is available to customers regardless of whether they have deployed our Z-Series platforms in their networks. Customers may purchase Blue Planet using standard configurations to address common network needs or may customize their implementations by pairing the Blue Planet orchestration layer with their own selection of applications and element adapters. We offer Blue Planet on a variety of licensing models. Where we license Blue Planet on a term or on a software-as-a-service (SaaS) basis, we invoice customers for the entire contract amount at the start of the contract term. This leads to the majority of the invoiced amounts being treated as deferred revenue that will be recognized ratably over the term of the contract. We occasionally license software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements necessary to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from application software and related software elements which are not considered essential to the functionality of hardware is accounted for in accordance with software industry guidance, and therefore is recognized ratably over the longest service period for post-contract customer support and professional services as we have not established VSOE for software or the related software elements.
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
Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $7.5 million and $19.1 million as of September 30, 2014 and December 31, 2013. As of December 31, 2013, the majority of our deferred revenue consists of amounts related to sales of our Z-Series platforms, principally to Independent Operating Companies, or IOCs, and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us, and primarily represents amounts related to shipped and billed hardware awaiting acceptance. As a result of decreased government stimulus programs for telecommunications infrastructure and the recognition in 2014 of deferred revenue from these transactions entered into in previous years, the deferred revenue balance related to such sales has declined during the nine months ended September 30, 2014.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including product mix sold, large initial deployments as well as other factors including adjustments to warranty accrual, inventory obsolescence charges and the level of revenue experienced in any particular period. Large initial deployments typically involve a lower margin product mix, as initial deployments are generally comprised of thinly configured chassis. As our customers expand their networks after the initial deployments, they typically purchase additional higher-margin line cards. In the longer term, we expect Blue Planet revenue to represent a greater percent of overall revenue which will contribute to increases in gross margin. Our gross margins have in the past, and can be expected in the future to fluctuate from period-to-period.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs, including stock-based compensation, commission and bonus, are the most significant component of each of these expense categories. The increase in employees is the most significant driver behind the increase in operating expenses for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The timing and number of additional hires has and could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Research and Development. Research and development expense consists primarily of personnel and consultant costs. Research and development expense also includes costs for prototypes, product certification, travel, depreciation, recruiting and allocated costs for certain facilities.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes the costs of trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and allocated costs for certain facilities.

General and Administrative. General and administrative expense consists of personnel costs, professional services costs as well as allocated costs for certain facilities costs. General and administrative personnel include our executive, finance, human resources, IT and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs.
Stock-Based Compensation
Stock-based compensation expense was $2.7 million and $2.2 million for the three months ended September 30, 2014 and 2013. Stock-based compensation expense was $7.9 million and $5.1 million for the nine months ended September 30, 2014 and 2013. We expect to continue to incur significant stock-based compensation expense because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$96	$61	$269	$121
Research and development	955	773	2,891	1,684
Sales and marketing	1,008	571	2,763	1,444
General and administrative	600	793	2,018	1,851
Total stock-based compensation	$2,659	$2,198	$7,941	$5,100

Interest Expense

Interest expense consists of interest on our notes payable as well as amortization of loan fees. Our loan facility consists of a revolving loan facility and a term loan facility governed by a Loan and Security Agreement with Silicon Valley Bank (SVB). Under the revolving loan facility, we may, from time to time, borrow up to $10.0 million due December 2014 at a floating annual interest rate equal to the greater of 3.25% or the prime rate. Under the term loan facility we may, from time to time, borrow up to $5.0 million due 48 months following an advance at an annual interest rate equal to the prime rate plus 0.5%, which floated through March 31, 2013 and is fixed thereafter. Borrowings under the loan facility are secured by a first-priority security interest in our assets, excluding our intellectual property and certain other assets. Borrowings under the loan facility are subject to our compliance with certain negative and affirmative covenants, including financial covenants, covenants relating to our ability to incur other indebtedness, our maintenance of depository accounts with SVB, our selling assets or entering into change of control transactions, liens on our assets and our ability to pay dividends to our stockholders. As of September 30, 2014 we had $3.8 million as term loans and no revolving loans outstanding under the agreement, and were in compliance with all covenants.
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

Provision for Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2014 and 2013 was less than one percent. Our effective tax rate for the three and nine months ended September 30, 2014 is consistent with the effective tax rate during the same periods of the prior year.

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

Results of Operations
Revenue

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Revenue	$26,599	$37,694	$70,029	$95,699
Revenue decreased by $11.1 million or 29%, and $25.7 million or 27%, for the three and nine months ended September 30, 2014 from the three and nine months ended September 30, 2013. The declines were primarily due to substantial decreases in revenue from our largest customer and our inability to offset those declines with increases in revenue from other customers. Our largest customer represented 21% and 50% of revenue for the three months ended September 30, 2014 and 2013, respectively and represented 19% and 45% of revenue for the nine months ended September 30, 2014 and 2013, respectively.
Approximately 26% and 13% of our revenue for the three months ended September 30, 2014 and 2013 and approximately 23% and 7% of our revenue for the nine months ended September 30, 2014 and 2013 was attributable to customers located outside the United States. International revenue has increased across these periods as we have begun to see momentum in both customer engagement and market penetration translate into increased revenue from our international customers. We expect international revenue to increase in dollar amount over the longer term and to fluctuate as a percent of total revenue from quarter to quarter depending on the level of domestic revenue.
Cost of Revenue, Gross Profit and Gross Margin

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$15,684	$22,605	$41,567	$55,943
Gross profit	$10,915	$15,089	$28,462	$39,756
Gross margin	41.0%	40.0%	40.6%	41.5%
Cost of revenue decreased by $6.9 million or 31%, and $14.4 million or 26% for the three and nine months ended September 30, 2014 from the three and nine months ended September 30, 2013 corresponding to the decreased revenue. Gross profit decreased by $4.2 million or 28%, and 11.3 million or 28%, for the three and nine months ended September 30, 2014 from the three and nine months ended September 30, 2013, corresponding to the decreased revenue.
Gross margin increased by 1.0%, from 40.0% to 41.0%, for the three months ended September 30, 2014 compared to the prior year period. The increase in gross margin is due to an increase in customer contribution margin. Gross margin decreased by 0.9%, from 41.5% to 40.6% for the nine months ended September 30, 2014 compared to the prior period primarily due to fixed manufacturing operations expenses, which are relatively flat between periods despite lower revenue in 2014.
We anticipate our gross margins to fluctuate from quarter to quarter depending on the product mix sold, large initial deployments as well as other factors including provisions for warranty, inventory excess and obsolescence charges and the level of revenue experienced in any particular period.
Research and Development

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Research and development	$8,856	$9,220	$27,948	$24,617
Percent of total revenue	33.3%	24.5%	39.9%	25.7%
Research and development expense decreased by $0.4 million, or 4%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. The decrease were primarily due to a decrease of $0.2 million in professional fees and product certification charges and a $0.2 million decrease in expenses for prototypes and lab supplies due to timing of the Company's engineering cycle.

Research and development expense increased by $3.3 million, or 14%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. These increases were primarily due to increases in personnel-related costs of $2.8 million, including $1.2 million increase in stock-based compensation, resulting from an increase in research and development personnel of five from September 30, 2013 to September 30, 2014 representing an increase of 4% in research and development personnel. Additional components of the increase include increased depreciation of $0.6 million.

In the near term, we expect our research and development expenses to be somewhat lower and to fluctuate somewhat from quarter to quarter as a percent of revenue.
Sales and Marketing

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Sales and marketing	$10,515	$10,518	$32,875	$29,356
Percent of total revenue	39.5%	27.9%	46.9%	30.7%
Sales and marketing expense were flat from the three months ended September 30, 2013 to the three months ended September 30, 2014.
Sales and marketing expenses increased by $3.5 million, or 12%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The increase for the nine months ended September 30, 2014 were primarily due to increases in personnel-related expenses of $4.5 million, including a $1.3 million increase in stock-based compensation, due to the expansion of our sales force. We increased our sales and marketing headcount by 8 from September 30, 2013 to September 30, 2014 representing an increase of 7% in sales and marketing personnel. The increase in personnel costs were partially offset by decreases in consulting and professional fees.
In the near term, we expect our sales and marketing expenses to be somewhat lower and fluctuate somewhat from quarter to quarter as a percent of revenue.
General and Administrative

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
General and administrative	$3,531	$3,895	$11,805	$9,853
Percent of total revenue	13.3%	10.3%	16.9%	10.3%
General and administrative expense decreased by $0.4 million, or 9%, from the three months ended September 30, 2013 to the three months ended September 30, 2014. The decrease was primarily due to decreases in personnel related expenses of $0.4 million, including $0.2 million decrease in stock based compensation.
General and administrative expense increased by $2.0 million, or 20%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The increase was primarily due to a $1.2 million increase in accounting, legal, and outside services expenses required to support our public company reporting obligations. Additional components of the increase included personnel-related expenses of $0.5 million including a $0.2 million increase in stock-based compensation.
We expect our general and administrative expenses to be somewhat lower and fluctuate somewhat from quarter to quarter as a percent of revenue.

Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest expense	$(45)	$(55)	$(134)	$(317)

Interest expense for the three and nine months ended September 30, 2014 relates to obligations under our term loan. Interest expense for the three and nine months ended September 30, 2013 relates to obligations under our term loan and revolving loan. As of September 30, 2014 and December 31, 2013 the Company had $3.8 million and $5.0 million as term loans and no revolving loans outstanding.
Other Income (Expense), Net

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Interest Income	$48	$17	$152	$24
Preferred stock warrant liabilities	—	—	—	(2,602)
Foreign currency gain (loss)	389	(4)	245	(17)
Other	(29)	—	(100)	—
Other Income (expense), net	$408	$13	$297	$(2,595)
Other income (expense), net increased to $0.4 million during the quarter ended September 30, 2014, up from $13 thousand in the same quarter in 2013. For the nine month period ended September 30, we reported other income of $0.3 million in 2014 compared to an other expense of $2.6 million in 2013. The difference for the nine months ended was primarily due to the absence in the 2014 period of charges associated with the previously outstanding preferred stock warrants as well as a $0.2 million gain on foreign currency in the nine months ended September 30, 2014. Upon completion of the IPO in May 2013, the preferred stock warrant liability was reclassified to additional paid-in capital. The increase in the three months ended September 30, 2014 was due a $0.4 million gain from foreign currency transactions.
Liquidity and Capital Resources
We require a significant amount of cash resources to operate our business. We used approximately $35.2 million of cash, cash equivalents and marketable securities in the nine months ended September 30, 2014 including $30.4 million used in operating activities. We ended the quarter with cash, cash equivalents and marketable securities of $28.9 million. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At forecasted levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for our products and services may result in higher than anticipated losses in the future and lower our cash balances at a faster rate. We are exploring options to raise additional funds through public or private equity or debt financing to extend that period. Should additional funding not be available, or should funding only be available on unfavorable terms, we would be required to make changes to our operating expense levels and capital expenditures to extend that period and would likely need to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.
Cash and cash equivalents consist of cash and money market funds. Marketable securities, which were held as available for sale at September 30, 2014, consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. The fair value of marketable securities is determined as the exit price in the principal market in which we would transact. The fair value of our marketable securities has not materially fluctuated from amortized cost.

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

During the year ended December 31, 2013 we provided lease arrangements for one qualified end-user customer. We classify these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer and generally have three-year terms. As of September 30, 2014 and December 31, 2013 we had zero and $0.6 million of lease receivables. In the three months ended March 31, 2014 this lease receivable was paid off by the customer for cash proceeds of $0.6 million. Pursuant to this, the Company retained no substantial risk of default by the lessee nor provided any guarantee of residual value of the underlying leased equipment, except for standard product warranty which is provided in the normal course of business. Consequently, the Company has met the requirements for derecognition of the related lease receivables.
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

On December 21, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. Loans drawn under the Loan and Security Agreement will be used for working capital and general corporate purposes. As of September 30, 2014 and December 31, 2013 we had $3.8 million and $5.0 million as term loans outstanding.
Revolving loans bear interest at a floating rate equal to the greater of (i) 3.25% or (ii) the prime rate (3.25% as of September 30, 2014). For the first 12 months following each term loan advance, each term loan advance bears interest at a floating rate equal to the prime rate, plus 0.50%. On the date following such 12 month period and thereafter, each term loan advance bears interest at a fixed rate equal to the prime rate on the date following such 12 month period, plus 0.50%.

The following table summarizes our cash flows (in thousands):

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net cash used in operations	$(30,369)	$(19,265)
Net cash provided by (used in) investing activities	12,564	(28,590)
Net cash provided by (used in) financing activities	(1,359)	80,994
Effect of exchange rates on cash	(363)	8
Net increase (decrease) in cash and cash equivalents	$(19,527)	$33,147
Operating Activities
In the nine months ended September 30, 2014 we used cash in operations of $30.4 million. Cash used in operations resulted from a net loss of $44.2 million, which was partially offset by $7.9 million in non-cash stock-based compensation and $2.7 million of depreciation and amortization as well as a $8.3 million decrease in our inventory balance as we were successful in our efforts to better utilize our inventory to fulfill our sales volume in the second and third quarter of 2014. This was offset by a decrease in deferred revenue of $11.6 million, partially offset by a decrease in deferred costs of $7.4 million. The decreases in deferred revenue and deferred costs primarily relate to acceptance being received from customers with contracts under federal broadband stimulus programs.

We used cash in operations of $19.3 million for the nine months ended September 30, 2013, primarily as a result of a net loss of $27.0 million which was partially offset by $5.1 million of stock-based compensation, $2.6 million related to the revaluation of preferred stock warrants and $2.0 million in non-cash depreciation and amortization. In addition, we experienced increases in a majority of our working capital accounts, primarily due to significant increases in our operations as a result of growth in the business. Lease receivables increased by $9.8 million due to lease arrangements provided to one qualified end-user customer. This was offset by an increase in deferred revenue of $3.4 million, partially offset by an increase in deferred costs of $1.0 million related to such deferred revenue. The increases in deferred revenue and deferred costs primarily relate to shipped and billed hardware awaiting formal acceptance from customers with contracts under federal broadband stimulus programs. In addition, accounts payable and accrued liabilities increased approximately $5.7 million, primarily as a result of significant inventory purchases and timing of payments of invoices from our contract manufacturer. Additionally, accrued compensation increased by $2.0 million as we increased total headcount.
Investing Activities

Cash provided by investing activities primarily relates to purchases, maturities and sales of marketable securities as well as capital expenditures, such as purchases of lab equipment, tooling and computer hardware to support our business. Cash provided by investing activities in the nine months ended September 30, 2014 was $12.6 million and primarily related to $15.7 million net proceeds from the purchase, maturity and sale of marketable securities, partially offset by capital expenditures of $3.1 million. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Generally, our marketable securities have maturity dates up to two years from our date of purchase, and active markets for these securities exist.

We used $28.6 million in cash for investing activities in the nine months ended September 30, 2013, primarily related to the purchase of marketable securities of $23.7 million as well as capital expenditures of $4.4 million.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2014 was $1.4 million. This included $1.2 million in repayments of borrowings under our term loan and $0.6 million of taxes paid related to net-share settlement of restricted stock units. These were partially offset by $0.5 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2013, was $81.0 million. In May 2013, we completed our initial public offering which generated aggregate net proceeds of $87.4 million, net of underwriting discounts and commissions and offering costs. This was partially offset by the repayment of $7.6 million outstanding under our revolving loan facility. Additionally, we received $1.2 million proceeds from the exercise of stock options and preferred stock warrants during the nine months ended September 30, 2013.

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
Contractual Obligations and Commitments

In July, 2013 we entered into a commercial building lease agreement for additional space in Petaluma, California. The July 2013 lease has a 10 year term, estimated to commence in the first quarter of 2015 and provides for the lease by the Company of 20,005 square feet, going to 38,778 square feet in 2015. Base rent is initially set at $46,012 per month and increases to $91,904 per month when the additional space is occupied. Total base rent payable over the ten year lease period is $11.5 million. We have an option to extend the term of the lease for an additional five year period.
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
We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $13.0 million at September 30, 2014. Cash and cash equivalents consist of cash and money market funds. Additionally, we had marketable securities of $15.9 million at September 30, 2014. Marketable securities consist of U.S treasury securities, U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash, cash equivalents and marketable securities. We do not enter into marketable securities for trading or speculative purposes. Our marketable securities are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our marketable securities.
In addition, as of September 30, 2014 we had $3.8 million as term loans outstanding under our Loan and Security Agreement with SVB. Due to the short-term nature of our marketable securities portfolio and our outstanding loan amount, we believe that only dramatic fluctuations in interest rates would have a material effect on us. As a result, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2014. Based on their evaluation as of September 30, 2014 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us on this Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings

On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the Company's IPO, and seek unspecified compensatory damages and other relief.  In July 2014, the Company and other defendants filed a demurrer to (motion to dismiss) the consolidated complaint. On October 22, 2014, the court overruled the demurrer and allowed the case to proceed. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

From time to time, we may be involved in various legal proceedings arising from the normal course of our business activities.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.
Risks Related to Our Business

We need to raise additional capital to meet our business objectives.
We require a significant amount of cash resources to operate our business. We used approximately $35.2 million of cash, cash equivalents and marketable securities in the nine months ended September 30, 2014 including $30.4 million used in operating activities. We ended the quarter with cash, cash equivalents and marketable securities of $28.9 million, and will need to raise additional capital in the near term to achieve our long term objectives. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross profits and operating expenses, as well as changes in operating assets and liabilities. At current levels of revenue, gross profits expenses and capital expenditures, we believe that our existing cash, cash equivalents and marketable securities, together with our cash collections will be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2015. However, further softening in the demand for our products and services may result in higher than anticipated losses in the future and shorten the time before we would need to raise additional capital. We are exploring options to raise additional funds through public or private equity or debt financing. Should additional funding not be available, or should funding only be available on unfavorable terms, we may make changes to our operating model and capital expenditures to extend our available resources or we may have to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. If we issue equity securities in order to raise additional funds, substantial dilution to existing stockholders may occur. If we raise cash through additional indebtedness, we may be subject to additional contractual restrictions on our business.
We currently generate the majority of our revenue from a concentrated base of customers, including Windstream Corporation. Unless we can substantially expand our sales to other existing or new customers, we will not be able to grow our revenue.
For the years ended December 31, 2013, 2012 and 2011, revenue from Windstream Corporation, or Windstream, represented approximately 39%, 45% and 37% of our total revenue. In recent periods, sales to Windstream have been highly volatile from quarter to quarter. Sales to Windstream declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter being substantially lower than anticipated. In the third quarter of 2014, sales to Windstream decreased to $5.6 million or 21% of total revenue from $6.7 million, or 28% of total revenue in the second quarter of 2014.
While we expect our sales to Windstream for the full year of 2014 to be significantly lower than in recent years, and for our sales to Windstream to be volatile, potentially highly volatile, from quarter to quarter, we nonetheless anticipate that a significant portion of our revenue in 2014 and beyond will continue to depend on sales to Windstream. In July 2014 Windstream announced that it was spinning-off certain network and real estate assets into a separate entity. It is unclear whether this development will impact our business with Windstream. If our sales to Windstream do not continue to remain significantly above the levels experienced in the fourth quarter of 2013 and first quarter of 2014, our revenue and results of operations would be adversely affected.
In the first quarter of 2014, four customers, none of which were Windstream, each represented greater than 10% of total revenue for the period. In the second quarter of 2014, Windstream represented 28% of total revenue and no other single customer accounted for 10% or more of revenue. In the third quarter of 2014, Windstream represented 21% of total revenue and two other customer accounted for 10% or more of revenue. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any particular future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.
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
Since our inception, we have incurred net losses in each quarterly and annual period. In the three and nine months ended September 30, 2014 we incurred net losses of $11.7 million and $44.2 million. As of September 30, 2014, we had an accumulated deficit of $171.5 million. Although our revenue has grown in each of the years from our inception through the year ended December 31, 2013, we expect our revenue for 2014 to fall below the level attained in 2013. Our revenue may not grow, or may decline, in future periods as a result of a number of factors, including uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. In addition, we anticipate that we will continue to incur losses until at least the end of 2015 as we continue to expend substantial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure and general administration. If we are unable to grow our revenue, improve our gross margin or manage our expenses, we may continue to incur significant losses beyond 2015 and may not be able to achieve or maintain profitability.
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

•
the availability to our customers, particularly domestic customers, of government stimulus funding for network expansion activities, including for purchases of network systems such as our Z-Series and Blue Planet platforms;

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

•	our ability to successfully expand the Z-Series, Blue Planet and professional service solutions we sell to existing customers;

•	the interoperability of our solutions with service providers’ networks and the ability of our Blue Planet solutions to manage the broad range of equipment in such networks;

•	technical challenges in network operators’ overall networks, unrelated to our solutions, which could delay adoption and installation of our solutions;

•	decisions by potential customers to purchase alternative products and services from other providers and their willingness to deploy our solutions;

•	any decision by us to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to build and manage our channel partner and distribution networks, and the effectiveness of any changes we make to our distribution model; and

•	general economic conditions, both domestically and abroad.
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

Our business depends on the capital spending patterns and financial capabilities of our service provider customers, and any decrease or delay in their capital spending, such as we have experienced in the second half of 2014, may adversely affect our business and operating results.
Our revenue to date has been derived primarily from our service provider customers. Demand for our solutions depends on the amount and timing of capital spending by these customers as they construct, expand and upgrade their networks. In response to any future challenging economic conditions and decreased availability of capital, spending for network infrastructure projects could be delayed or cancelled by our customers. In addition, capital spending is cyclical in our industry and sporadic among individual service providers, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until near the end of a given quarter. Further, infrastructure improvements may be further delayed or prevented by a variety of factors, including cost, regulatory obstacles, consolidation in the industry, lack of consumer demand and alternative technologies for service delivery. Specifically, we and many competitors have experienced weakness in demand in North America in the second half of 2014 as service providers have taken a cautious approach towards capital spending. Any reductions in capital expenditures by service providers could adversely affect our operating results and future growth.
Our revenue may become more volatile due to changes in historical seasonal patterns. We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenue as a result of our customers’ spending patterns. For example, in years prior to 2013, we experienced an increase in business activity as we approached December, as some of our customers accelerated spending to use remaining capital budgets. Similarly, we have historically experienced a decrease in business activity in our first quarter as some of our customers delay spending until they finalize their capital budgets and project initiatives become clarified. However, these historical patterns may not recur in any given period. For example, in the fourth quarter of 2013, we experienced a decrease in business activity as some of our customers had largely depleted their 2013 capital budgets by the end of the third quarter. In addition, from time to time, customers may place large orders that are unrelated to seasonality but may significantly affect what appear to be sequential trends. These items may result in greater volatility of our results in any given period.
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
Our cost reduction plans may not produce anticipated benefits and may lead to charges that will adversely affect our results and operations.
We are currently implementing cost reduction plans designed to reduce our operating expenses. We currently expect these cost reduction efforts to result in a restructuring charge of up to $1 million in the fourth quarter of 2014. Additionally, actual costs related to such efforts may exceed the amounts that we previously estimated or we may undertake future restructuring efforts in the future, leading to additional charges as actual costs are incurred. Reducing our operating expenses will involve, among other things, reducing the number of people we employ. This reduction in personnel may lead to additional voluntary departures and may negatively impact our ability to achieve our near-term business objectives, including our product development and sales efforts, which could adversely affect out results of operations in the near term and our competitiveness in the longer term.
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
Historically, our Z-Series platforms have accounted for substantially all of our revenue, and we expect to continue to derive a substantial majority of our revenue from sales of these platforms in the near term. As a result, our future financial performance will depend heavily on our ability to continue to sell existing, and to develop and sell enhanced, versions of our Z-Series platforms, both to existing and new customers. If current market demand for these products diminishes, or we fail to deliver product enhancements, new releases or new products that customers want, overall demand for our solutions and related services would decrease, and our operating results would be harmed.
If the software-defined networking and network function virtualization markets do not develop as we anticipate, or if we are unable to increase market awareness of our company and our solutions within those markets, demand for our Blue Planet solution may not grow, and our future results would be adversely affected.
Fundamental to our solution is our Blue Planet software-defined networking (SDN) and network function virtualization (NFV) platform. As a result, our long-term success will depend to a significant extent on potential customers recognizing the benefits of our solutions over legacy systems and products, and the willingness of service providers and high-performance data center and other network operators to increase their use of SDN and NFV solutions in their networks. The market for SDN and NFV solutions is at an early stage and it is difficult to predict important trends, including the potential growth, if any, of this market.
If the market for SDN and NFV solutions does not evolve in the way we anticipate or if customers do not recognize the benefits of our solutions, we likely would not be able to increase sales of our Blue Planet platform. In such event, our revenue would not grow, or would decline, and our operating results would be harmed. To date, some network operators have been reluctant to switch to SDN and NFV solutions because they have invested substantial resources to maintain and integrate legacy solutions into their networks. These network operators may continue allocating their network budgets to the maintenance and upgrading of their legacy systems and products and therefore not adopt our SDN or NFV solutions in addition to or as a replacement for these legacy systems and products. We also have noted some softness in service provider demand for traditional network equipment, including our Z-Series products, as the service providers pause to evaluate their plans for these technologies.

Even if the market for SDN and NFV solutions develops as we anticipate, market awareness of our SDN and NFV solutions will be essential to our long-term growth. We cannot assure you that network operators will accept the value proposition that we believe our solutions provide. If we are not successful in creating market awareness of our company and our full suite of SDN and NFV solutions, our business, financial condition and operating results would be adversely affected.
If our software-defined networking platform, Blue Planet, or any other new solutions we develop face challenges for market acceptance, our revenue and operating results would be adversely affected.
We initially released Blue Planet in December 2012. Currently, our Blue Planet offering has an unproven revenue model and has accounted for an immaterial amount of our revenue. If network operators do not perceive the benefits of Blue Planet, the market for Blue Planet may not develop or may develop more slowly than we expect, either of which would adversely affect our revenue growth prospects. The widespread acceptance of Blue Planet will require not only the recognition and adoption of SDN and NFV as a whole over legacy systems and products, but also the adoption of Blue Planet by our current and potential customers to meet their SDN and NFV requirements. We also face the risk of having a limited time to market in order to establish Blue Planet over any alternative solutions or technologies that network operators utilize for SDN, NFV and other network management. In addition, we have limited experience in pricing Blue Planet separately from our Z-Series platforms, which could result in underpricing that adversely affects our expected financial performance, or overpricing that inhibits our customer acceptance of Blue Planet. Moreover, many network equipment providers, including us, provide basic element management software at little or no additional cost to hardware customers. As a result, network operators are not accustomed to paying for software and may not be willing to pay meaningful amounts for such software regardless of the value it creates for them. Even if the initial development and commercial introduction of Blue Planet is successful, we cannot assure you that it will achieve widespread market acceptance or that any market acceptance will be sustainable over the longer term. If Blue Planet does not gain market acceptance at a sufficient rate of growth, our business and operating results would be adversely affected.
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
We compete either directly or indirectly with large networking and optical companies, such as Alcatel-Lucent SA, Ciena Corporation, Cisco Systems, Inc., Fujitsu Limited, Huawei Technologies Co. Limited and Juniper Networks, Inc., and specialized technology providers that offer solutions that address a portion of the issues that we address. In addition, we seek to replace legacy network control tools and processes that network operators have either already purchased or internally developed, and potential customers may be reluctant to adopt a solution that replaces or changes existing systems and processes in which they have made significant investments. In the future, in selling Blue Planet we may also compete with companies that are focused on providing virtualization software solutions for other end-markets as they may try to adapt their solutions to meet the needs of network operators or compete with networking companies that develop or acquire SDN or NFV solutions. Some of our competitors have made, or may make, acquisitions of businesses that may allow them to offer solutions that are more directly competitive and comprehensive than those they currently offer.
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
We intend to continue making significant investments in further developing and enhancing the functionality of our Blue Planet and Z-Series platforms. Developing our solutions is expensive, complex and involves uncertainties. We intend to continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not have sufficient resources to successfully manage these hardware and software development cycles, and these investments may take several years to generate positive returns, if ever.
The future growth of our business depends, in significant part, on increasing our international sales, and even if we are successful in expanding internationally, our business will be susceptible to risks associated with international operations.
We currently generate a significant majority of our sales from customers in the United States, and only in 2012 did we begin significant efforts to offer our solutions internationally. We have limited experience managing the sales, support and administrative aspects of a worldwide operation. For the nine months ended September 30, 2014, sales to customers outside of the United States reached approximately 23%. The future growth of our business depends, in significant part, on increasing our international sales. We may not be successful in our efforts to expand our international operations, including as a result of not being able to increase or maintain international market demand for our solutions, and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully grow internationally could limit the future growth of our business and, consequently, affect our business, operating results and financial condition.
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
Our sales process entails planning discussions with prospective customers, analyzing their existing networks and identifying how these potential customers can leverage our solutions within their networks. The sales cycle for a new customer deployment, from the time of prospect qualification to the completion of the first sale, may span multiple quarters. The sales cycles with larger carriers, potential customers in international markets and customers evaluating shifting from legacy hardware-based solutions to SDN and/or NFV based solutions can be even longer. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales of our solutions. If we invest substantial resources pursuing unsuccessful sales opportunities, our business, operating results and financial condition would be harmed. In addition, purchases by network operators of our solutions are subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter, or at all, we may not achieve our revenue expectations.
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
Over the past several years, our customer base has included Independent Operating Companies, or IOCs, and other telecommunications network providers that benefited from federal and state subsidies. Approximately 20% and 7% of our revenue for the three months ended September 30, 2014 and 2013 and approximately 17% and 14% of our revenue for the nine months ended September 30, 2014 and 2013 was attributable to sales of our solutions to IOCs and other service providers that used government-supported loan programs or grants to fund purchases from us, such as those originating from the Rural Utility Service, or RUS, program administered by the U.S. Department of Agriculture, and broadband stimulus programs under the American Recovery and Reinvestment Act of 2009. During the nine months ended September 30, 2014, while we recognized revenue as a result of acceptance of earlier stimulus-funded projects, our bookings of new stimulus-related projects have been substantially lower than in prior years. While we expect stimulus-related investment to generally increase in 2015 over the 2014 level, there can be no assurance that IOCs that we serve will benefit from such programs or that even if benefiting, their spending will be target at the portions of the networks served by our products. To the extent that any of our customers have received grants or loans under these RUS and stimulus programs but no longer have access to such assistance, or to the extent that they are focusing on other elements of their networks, they may substantially reduce or curtail future purchases of our solutions.

Our business and operations have experienced rapid growth in recent periods, and if we are unable to effectively manage this growth and expansion, or if our business does not continue to grow as we expect, including with respect to our recruitment of qualified personnel, our operating results may suffer.
We experienced rapid growth and have significantly expanded our operations from inception through 2013, which has placed a strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage our business effectively.
We believe that our future success will depend in large part upon our ability to identify, attract and retain highly qualified and skilled personnel, particularly engineers and sales personnel. Competition for skilled personnel is intense, particularly for those specializing in network and software engineering and sales, and those located in the San Francisco Bay Area. In addition, our headquarters location in Petaluma, in the northern part of the San Francisco Bay Area, may make it more difficult to attract qualified personnel that live in other parts of the Bay Area. In addition, declines in the trading price of our common stock may make attracting and retaining our employees more difficult given the competitive compensatory environment we face recruiting technology employees in the San Francisco Bay Area. We cannot be certain that we will be successful in attracting and retaining qualified personnel, or that newly hired personnel will function effectively, both individually and as a group.
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

The suppliers of the components used in our Z-Series platforms generally deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of September 30, 2014 and December 31, 2013 we had commitments to Flextronics totaling $9.4 million and $7.9 million. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.
Certain component parts used in the manufacture of our products are sourced from single or limited source suppliers. If we are unable to source these components on a timely basis, we will not be able to meet our customers’ product delivery requirements, which could adversely affect our business, operating results, financial condition and customer relationships.
We depend on certain sole-source and limited source suppliers for key components that Flextronics, our contract manufacturer, uses in the manufacture of our Z-Series platforms. Any of the sole-source and limited source suppliers upon whom we rely could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In particular, our reliance on Broadcom Corporation for certain key semiconductors and other third parties for certain optical components used in our hardware solutions makes us vulnerable to shortages or pricing pressure on these important components. Neither we nor Flextronics generally has long-term supply agreements with component suppliers, and our purchase volumes currently may be considered too low for us to be a priority customer by many of such suppliers. As such, we cannot be guaranteed a continuous source of, or favorable pricing for, components from any of these suppliers. Furthermore, patent infringement lawsuits between semiconductor companies could have an adverse effect on our ability to acquire components that are sole sourced and integrated into our family of Z-Series platforms, leading to production delays and additional engineering costs, potentially harming our business and customer relationships. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, or at all. Switching suppliers may require that we redesign our Z-Series platforms to accommodate new components, and to re-qualify these solutions, which would be costly and time-consuming. Any interruption in the supply of sole- source or limited source components for our solutions would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses, any of which would harm our business, operating results, financial condition and customer relationships.

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
Our solutions are highly technical and, when deployed, are critical to the operation of our customers’ networks. Our solutions have from time to time contained and may in the future contain undetected errors, bugs, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of our revenue or delay in revenue recognition, loss of customer goodwill and customer relationships, harm to our reputation and increased service costs, any of which would adversely affect our business, operating results and financial condition. Quality or performance problems related to our Z-Series platforms that are covered under warranty could require us to repair or replace defective products at no additional cost to the customer. For example, in the second quarter of 2013, we experienced higher than expected failure rates with certain Z-Series line cards used by a number of our customers that were manufactured between 2010 and the spring of 2012. After extensive analysis of the root cause, we have identified a line card power supply as the source of the failures. We have elected to undertake a proactive warranty repair and replacement program for line cards we have determined to be at risk of early failure. While in this instance we were able to negotiate an agreement for the manufacturer of the defective components to reimburse us for a substantial portion of the costs of the repair and replacement program, and we believe that our warranty reserve is sufficient to cover any costs, if we experience quality or performance problems in the future related to our Z-Series platforms or other products that are covered under warranty, we could be required to repair or replace defective products without the benefit of manufacturer reimbursement, which could have a material adverse effect on our reputation and results of operations. In addition, any errors discovered in Blue Planet could cause customers and potential customers to abandon or never adopt Blue Planet, which could adversely affect our ability to grow our business. Moreover, we could face claims for product liability, tort or breach of contract from our customers, or be required to indemnify our customers for damages and third-party claims for a variety of reasons. Any increased costs, liabilities and diversion of resources associated with a warranty or other claim related to errors or alleged errors in our solutions could adversely affect our business, operating results and financial condition.

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
There is considerable patent and other intellectual property development activity, and litigation related to intellectual property rights, in the technology industry in general and the networking industry in particular. From time to time, our competitors, other third-party developers of technology, non-practicing entities, and other third party intellectual property owners commonly referred to as “patent trolls,” have and may claim that we are infringing upon their patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications. Moreover, we cannot be certain that we are not infringing third parties’ patent or other intellectual property rights. An adverse outcome with respect to any intellectual property claim could invalidate our proprietary rights and/or force us to, among other things, do one or more of the following:

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

•	expend significant resources to redesign our solutions that use the infringing technology and to develop or acquire non-infringing technology; or

•	rebrand or rename our products and services in a manner that does not infringe third party trademark or other intellectual property rights, which could harm our brand recognition in the marketplace.
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
We incorporate open source software code in our proprietary software that is part of both our Z-Series and Blue Planet platforms. Use of open source software can lead to greater risks than the use of proprietary or third-party commercial software since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code generally available in source code form for limited fees or at no cost. In addition, some customers may seek restrictions on the way in which we utilize open source software in solutions that would be deployed in their networks. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software in our solutions, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we fail to comply with applicable open source licenses, we may be subject to costly claims of intellectual property infringement or demands for the public release of proprietary source code. Any of the foregoing could harm our business and put us at a competitive disadvantage.
If we are unable to protect our intellectual property rights, our competitive position, ability to protect our proprietary technology and our brand could be harmed or we could be required to incur significant expense to enforce our rights.
Our success depends in part on our ability to protect our core technology and intellectual property. We rely on a combination of intellectual property rights, including trade secret laws, copyrights, patents and trademarks, as well as customary contractual provisions. To date we have only four issued U.S. patents, and do not have any patents issued outside the United States. Moreover, our issued patents and the patent applications that we have filed may not cover important aspects of our technology, and may not be enforceable. We also license software from third parties for integration into our products, including open source software and other commercially available software. Furthermore, from time to time, we may enter into development arrangements with third parties where the resulting intellectual property is jointly owned. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We also incorporate certain generally available software programs into Blue Planet and our other software solutions pursuant to license agreements with third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.
The steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our intellectual property rights. We may initiate claims against third parties that we believe are infringing our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. If we fail to protect our intellectual property rights adequately, our competitors could offer similar products, potentially harming our business. In some cases, third parties with whom we may jointly own intellectual property rights may be able to use their joint ownership rights to compete with us. Our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. Effective trademark, copyright, trade secret and patent protection may not be available to us in every country in which we provide our solutions. The laws of some foreign countries are not as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights in these jurisdictions may be inadequate. We may be required to spend significant resources to monitor and protect our intellectual property rights, and such monitoring may be insufficient to detect all misappropriation or infringement of our rights. In addition, in some instances, for cost-benefit reasons we may choose not to pursue, or to abandon, applications for certain patents, registered trademarks and other registered intellectual property in particular jurisdictions. We may initiate claims or litigation against third parties for infringement of our intellectual property rights or to establish the validity of such rights.
If we lose key members of our management or engineering teams or are unable retain executives and employees that we need to support our operations and growth, our business and operating results may be harmed.
Our success depends, in large part, on the continued contributions of our key management, engineering, sales personnel and other employees, many of whom are highly skilled and would be difficult to replace. None of our senior management or key technical or sales personnel is bound by a written employment contract to remain with us for a specified period. Moreover, any of our employees may terminate their employment at any time. Many of our key employees have become, or will soon become, vested in a substantial amount of their shares of common stock or stock options or are holding options with exercise prices above the recent trading price of our common stock. Employees may be more likely to leave us if the shares they own, or the shares underlying their stock options, have vested or are not viewed as competitive on a compensatory nature. In addition, we do not maintain key man life insurance covering our key personnel. The loss of the services of any of our key personnel may harm our business and operating results.
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
In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results and financial condition. Any change in laws, regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could negatively affect our ability to sell our solutions and could adversely affect our business, operating results and financial condition. Our recent international expansion creates additional regulatory challenges. Future international shipments of our solutions may require export licenses or export license exceptions. In addition, the import laws of other countries may limit our ability to distribute our solutions, or our customers’ ability to buy and use our solutions, in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our customers with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries altogether. We expect that our global operations will require us to import and export to and from several countries, resulting in additional compliance obligations.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, at the time we file our annual report for the year ending December 31, 2014 with the SEC, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are in the early stages of the costly process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to certify that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups, or JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, any remediation efforts we undertake may be costly and may not be successful or enable us to avoid a material weakness in the future.
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

Risks Relating to Capitalization Matters
Our share price has been and may continue to be volatile.
Technology stocks, including those of companies in the network industry, have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. The relatively small trading volume of our stock has in the past resulted in, and may in the future continue to result in, small transactions having a large impact on our stock price. Such fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock since our IPO in May 2013 has been highly volatile and, in April 2014 two law suits alleging violations of the securities laws were filed against us, our directors and certain executive officers. This and any future shareholder litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have an adverse effect on our business, operating results and financial condition.
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

The concentration of ownership among our existing directors, executive officers and principal stockholders provide them, collectively, with substantial control which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 44% of the outstanding shares of our common stock based on the number of shares outstanding as of September 30, 2014. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

As a public company we may be exposed to costly and time consuming securities class action suits.

As a public company, we face the risk of shareholder lawsuits, particularly if we experience sharp declines in the price of our common stock. For example, on April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against our company, the members of our Board of Directors, our former Chief Financial Officer and the underwriters of the our IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. These two lawsuits have been consolidated under the caption Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-539008. We intend to defend this litigation vigorously. While we cannot predict the outcome of this litigation, defending this litigation—and any other lawsuits filed against us—will require us to expend significant time and money, and will distract management from its primary responsibilities. In addition, as a result of this litigation our director and officer insurance costs have increased significantly and may increase again the next time we renew such policies.
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
Use of Proceeds from Public Offering of Common Stock

In May 2013, we closed our initial public offering (IPO) pursuant to which we sold 8,899,022 shares of our common stock, which includes 899,022 shares sold pursuant to the partial exercise by the underwriters of an over-allotment option, at a public offering price of $11.00 per share, resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-187732) effective May [8], 2013. Goldman, Sachs & Co., J.P. Morgan Securities LLC, Jefferies LLC, and Pacific Crest Securities LLC acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash, cash equivalents and marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on May 9, 2013. From the effective date of the registration statement through September 30, 2014 we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.
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

/s/ Mark A. Floyd	Chief Executive Officer and	November 6, 2014
Mark A. Floyd	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey G. Ross	Vice President and Chief Financial	November 6, 2014
Jeffrey G. Ross	Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit number	Description of Document

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (1)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2 (1)	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.