Form 10-K
period 2014-12-31
CYAN INC
filed 2015-03-27
CIK 1391636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $86.6 million as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The New York Stock Exchange reported for such date. Shares of common stock held by each officer and director and by each person that owned 5 percent or more of the Registrants outstanding Common Stock were excluded due to the fact that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 48,281,375 shares of the registrant’s common stock issued and outstanding as of March 23, 2015.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement relating to its 2015 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, and ability to achieve and maintain future profitability;

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

Part I.

Item 1. Business
Overview
We have pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. Our solutions include high-capacity, multi-layer switching and transport platforms as well as a carrier-grade software-defined networking platform for network virtualization and control. Our solutions enable network operators to virtualize their networks, accelerate service delivery and increase scalability and performance, while reducing costs. We have designed our solutions to enable a variety of existing and emerging applications, including business Ethernet, wireless backhaul, broadband backhaul, cloud connectivity, bandwidth on demand, and network functions virtualization (NFV). By deploying our solutions, network operators can transform legacy networks into open, multi-vendor, carrier-grade software-controlled networks. Our solutions not only reduce network operators’ ongoing capital and operating expenses, but also enable their networks to more flexibly support rapidly changing service requirements and new business models.
Network operators, which include service providers, cloud and content providers, data center operators and others, are facing immense pressure on their existing networks and business models. New applications and communications trends are driving tremendous growth in bandwidth demand, resulting in increased service requirements as well as dramatic shifts in overall network traffic patterns. In the telecommunications space, competition from traditional vendors as well as new market entrants such as cloud and over-the-top (OTT) content providers, is limiting service providers’ ability to sustain and grow revenue. As a result, service providers must upgrade their networks, and in particular their regional and metro or “middle mile” networks, both to handle the exponential scaling challenges driven by these trends as well as to profitably deliver the growing breadth of premium services demanded by their subscribers. The larger network operator community is also facing these scalability requirements while seeking to deliver new applications that improve the productivity and efficiency of their businesses. We designed our solutions to enable any network operator to address these challenges while scaling their networks and services efficiently.
We provide comprehensive solutions consisting of our family of Z-Series high-capacity, multi-layer switching and transport platforms, our Blue Planet carrier-grade software-defined network (SDN) and NFV orchestration platform and a range of professional services. Our Z-Series family of products has been designed to support the multiple concurrent technologies used in regional and metro networks, including both Ethernet-based services as well as optical services. Our Z-Series platforms are architected to transport traffic over the most efficient network layer, utilizing both electrical and optical domains, to enable network operators to maximize network capacity at the lowest cost per bit. Our solutions are designed to support a variety of use cases from traffic aggregation at the network edge to multi-terabit switching optimized for handoff at the network core.
The second element of our solution is our Blue Planet platform. Blue Planet is a carrier-grade SDN and NFV orchestration software platform built to address network operator requirements for network management, control and virtualization. Blue Planet is multi-function in that it is designed to simplify the management, deployment and orchestration of hardware and software elements from us or third-party vendors based on our customers' requirements. As a result Blue Planet enables our customers to make more efficient use of existing network assets, cost-effectively expand network capacity and significantly accelerate the delivery of premium, revenue-generating services to their customers. By deploying Blue Planet, our customers can also provide their subscribers with network-as-a-service (NaaS), allowing for real-time tailoring and customization of their network architecture and services to meet their end-customers’ specific needs.
We were founded in October 2006 to simplify network operations and accelerate innovation through a centralized, open, multi-vendor, software orchestration model. We launched our first Z-Series platform in September 2009. Since then, we have led emerging, carrier-grade SDN and NFV initiatives in the industry through our development of open, multi-vendor and multi-layer, management, orchestration and control software. In April 2010, we launched one of the first multi-layer network management solutions. In December 2012, we launched Blue Planet. In 2014, we introduced the ability to orchestrate virtual resources and functions and chain those to the physical network to streamline service creation and deployment.
Our customers range from service providers to high-performance cloud and content providers to data center operators and large, private network operators. We target our customers through our direct sales force and through channel partners. Our solutions have been deployed primarily across North America as well as in Asia and Europe by over 180 customers.

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
Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.
Industry Background
Service providers are facing an imperative for significant network and business model transformation. Despite growing demand for bandwidth and expanded service offerings, service provider revenue has remained relatively flat, mainly due to competitive pressures and the growth of cloud and content providers whose businesses place tremendous demands on the service provider telecommunications infrastructure. Accordingly, service providers are increasingly challenged to deliver and scale their services in a cost-effective manner and to offer new services that drive additional revenue streams. In addition, due to the on-demand nature of cloud and content, the service provider business model is changing from one of deploying fixed bandwidth to one of dynamically provisioning services. However, the network equipment vendor-driven complexity and inflexible nature of existing network infrastructure makes dynamic provisioning of services and the management of the underlying networks cost-prohibitive. This is especially true in regional and metro networks through which the majority of traffic passes. Finally, a theme that’s true for all operators is the escalating cost of increasing network scalability and the subsequent inability to focus on truly innovative new services to improve the productivity and efficiency of their businesses.
Regional and metro networks sit between core networks—the networks that provide national connectivity—and access networks—the networks that provide the connection point to fixed and mobile business and consumer users. Regional and metro networks distribute the traffic from the core to the access networks and back, thereby enabling the end-to-end communications that connect content and applications to the enterprises and consumers who use them. These networks also typically serve as critical aggregation points, aggregating traffic for transport to other regional and metro networks via core networks.
Traditional regional and metro network architectures were built over decades, and were typically designed to deliver voice and legacy data services, such as frame relay, to business and residential subscribers that were primarily local or proximate to the specific regional or metro network. As services were added or offerings were scaled to serve more subscribers, network operators typically built, operated and managed segregated networks running in parallel. Network operators have historically used a variety of technologies to deliver reliable service at scale, including Ethernet as well as legacy optical technologies such as fixed DWDM and SONET/SDH, which has added to the complex and disparate nature of these legacy regional and metro networks. Given the limitations of legacy optical technology and network design practices, these dedicated and disparate networks are struggling to accommodate the explosion of services with high-bandwidth or strict service level agreement (SLA) requirements.
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

•
Growth in Cloud Computing and Content Delivery.    Enterprises and consumers are rapidly adopting cloud-based technologies to host an increasing number of applications, store their data, view and download content and leverage on-demand computing resources.

As a result of these new applications the nature of data traffic has transformed from static, point-to-point, fixed connections to dynamically provisioned, on-demand networks offering an array of new services. As a result, network operators are being forced to upgrade their networks to profitably deliver these premium services as well as to handle the increased demands of their end-customers, which include higher throughput and utilization, better performance and increased provisioning speed in order to deliver high-quality services cost-effectively.
Ethernet has Emerged as the Dominant Network Protocol
As network operators have sought to meet the demand for greater bandwidth and deliver a variety of services at lower costs, their networks increasingly have come under stress. To address these pressures, they have increasingly looked to deploy Ethernet-based technologies. Ethernet standards have evolved significantly and now support carrier-grade public network requirements. Moreover, Ethernet now supports high-bandwidth, carrier-grade environments at a significantly lower price per bit than traditional technologies. As subscribers have also been rapidly adopting Ethernet, transitioning to packet-based, Ethernet architectures affords network operators greater flexibility and efficiency in service delivery. As a result, we believe that network operators will shift more of their capital budgets towards purchasing Ethernet-based solutions.
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

•	Business Ethernet. Providing scalable bandwidth and flexible Ethernet services to support business applications with high service level requirements.

•	Cloud Connectivity and Content Delivery. Offering direct, high-speed links to cloud-based services and between data centers for business applications and/or content delivery.

•	Broadband Backhaul. Transporting traffic for advanced services such as video between the core network and subscribers.

•	Wireless Backhaul. Providing high-capacity transport services at strict service levels optimized for cellular networks.

•	Wholesale Transport. Offering backbone infrastructure to deliver scalable services at low latency under high service levels.

•	Private Networks. The ability to implement IP, Ethernet and optical-based private networks for secure and dedicated bandwidth services.
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

•
Deploying Router-Based Products.    Routers have historically been deployed to forward traffic between network connections leveraging a variety of physical mediums and protocols. A router essentially processes every packet that it forwards using commonly available computer processors. Although innovation in router technology has improved processing performance over time, the approach of adding more routers to address continually increasing capacity requirements remains cost-prohibitive. Despite improvements in technology, it is impractical to scale a router-based architecture to address these increasing network requirements, such as 10 gigabit-per-second (10G) and 100 gigabit-per-second (100G) environments. While routers are required at select network locations, they would be cost-prohibitive to deploy throughout regional and metro transport networks.

•
Modifying Existing Operations Support Systems.    Core operations support systems (OSSs) were designed decades ago to support routine administrative tasks associated with network operations. They interact poorly with modern software systems, are not designed to address the higher level network planning, management and coordination functions necessary in today’s networks and do not provide holistic visibility over the entire network. Traditionally, network operators have implemented a patchwork of disparate software systems that run on top of legacy OSSs to augment their functionality. This creates difficulties coordinating between systems or network layers, increases maintenance costs and slows the provisioning of new services.

Need for Network Transformation
We believe that the legacy approaches to designing and orchestrating regional and metro networks are inadequate to effectively handle next-generation service demands. Network operators require a new approach to drive network transformation, including new levels of scalability, software control, and service flexibility, while reducing their ongoing capital and operating expenses. They are seeking an open architecture that is conducive to deploying multi-vendor, best-of-breed networks and to supporting future innovations while enhancing network efficiency and performance. Moreover, to remain competitive, network operators need to evolve their networks to support higher-bandwidth requirements, introduce new revenue-generating, premium services and manage network traffic at the optimal layer in a low-latency, cost-optimized way using both the optical and Ethernet layers. Accordingly, we believe that network operators require new approaches to both their software and infrastructure to achieve network transformation.

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

Similar to the changes brought about by server virtualization in which IT managers can decouple applications and their environments from the underlying hardware, thus introducing greater levels of freedom and flexibility in the data center environment, SDNs decouple network logic and policies from the underlying switching hardware, bringing new flexibility into the wide-area networking environment. Network operators that virtualize their networks can partition subsets of their network resources to present a custom network to each enterprise customer, enabling the activation, control and provisioning of services on demand.
As important, many network functions that used to be hardware-based are being virtualized and turned into software network functions. This movement, which is complementary to SDN, is called network functions virtualization or NFV. NFV promises to significantly reduce the cost of installing and maintaining hardware devices by turning them into software elements or functions that reside on standard low-cost servers located in service provider data centers. In order for this to work, a software orchestrator is required to turn on, or instantiate the function, and then chain that function to network services such as Ethernet services. This is another major revolution happening in the telecommunications market that will drive greater cost efficiency and much faster time to revenue for service providers.

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

Network operators need a new approach that incorporates the benefits of SDNs, NFVs and multi-layer switching platforms. We believe that this transformation of network architecture would provide network operators with improved flexibility, increased scalability and performance, accelerated time to value from new services, delivery of a broad range of applications and lower total cost of ownership through decreased capital expenditure and operating expenses.
We believe that an innovative solution that meets capital budget constraints for both entirely new deployments and for upgrading existing network environments is imperative. We also believe that this type of solution would enable network operators to address a range of network upgrades associated with spending typically earmarked for products and markets including certain business support systems and operational support systems (BSS/OSS) functions, monolithic management systems, Ethernet services edge routing, access aggregation, metro WDM, multi-service provisioning platforms and packet-optical equipment. We believe that our solutions address a substantial portion of these requirements.

Our Solutions
We have pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. Our solutions include high-capacity, multi-layer switching and transport platforms, as well as a carrier-grade software-defined networking platform and applications.
We provide comprehensive solutions consisting of our family of Z-Series high-capacity, multi-layer switching and transport platforms, our Blue Planet carrier-grade SDN and NFV orchestration platform and a range of professional services. Our Z-Series family of products has been designed to support the multiple concurrent technologies used in regional and metro networks, including both Ethernet-based services as well as optical services. Our Z-Series platforms are architected to transport traffic over the most efficient network layer, utilizing both electrical and optical domains, to enable network operators to maximize network capacity at the lowest cost per bit. Our solutions are designed to support a variety of use cases from traffic aggregation at the network edge to multi-terabit switching optimized for handoff at the network core.
Customers may choose to deploy Blue Planet either on a standalone basis or integrated with our Z-Series platforms. By deploying our solutions, network operators can realize the following benefits:

•
Deliver Virtual Networks.    Our solutions enable our customers to activate, control and modify network services through our centralized, software control plane. By deploying our Blue Planet platform, network operators can present a custom network to each enterprise customer and rapidly offer services based on packet, optical transport network (OTN) and wavelength selective switching (WSS) based wavelength aggregation and switching technologies. Additionally, our approach embraces a multi-vendor environment by integrating with third-party network devices or software elements and centralizing the visualization and management of the disparate network elements. Our solutions also integrate with open protocols, such as OpenStack, and northbound systems such as BSS/OSS through open application program interfaces (APIs) to enable end-to-end virtualization of networks and integration with legacy systems.

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

•
Accelerate Time to Value.    Our Blue Planet platform includes advanced network and service planning applications enabling network operators to design multi-layer networks quickly and cost-effectively. Advanced algorithms and an intuitive user interface simplify and accelerate the network planning process. Advanced three-dimensional visualization tools combined with network virtualization technology enable on-demand provisioning and deployment of customized services to subscribers. Additionally, our carrier-grade SDN approach enables network operators to access network peripherals and software functions remotely thereby allowing them to rapidly extend the delivery of new services throughout their networks. Because network operators can deploy our software independently from our Z-Series platforms, we can offer valuable network operations services to our customers on an expedited basis.

•
Enhance Performance and Intelligence.    Our Blue Planet platform includes real-time and historical analytics to track network performance and assist in capacity planning. This intelligence is available through a centralized service portal that our customers can utilize and through which they can provide secure access to their customers in order to provide a differentiated service offering. This service portal not only provides the ability to verify compliance of SLAs and a variety of other metrics but can also be configured to allow end-user bandwidth changes for the contracted service and automatically provide this data to billing systems via APIs. Network operators and their end-customers can use Blue Planet extensively to troubleshoot network performance issues, to monitor and report on network SLAs and to make better business planning decisions.

•
Offer a Broad Range of Premium Applications.    Our solutions enable network operators to offer a wide range of applications in their regional and metro networks. Blue Planet enables network operators to deliver differentiated Ethernet services that enhance their end-customers’ experiences, allowing network operators to derive additional sources of revenue. For example, our customers frequently offer business Ethernet, wireless backhaul, broadband backhaul, cloud connectivity and wholesale transport. Our solution simplifies and accelerates the delivery of these services for all types of customers including multinational, regional, wholesale and retail service providers. Moreover, Blue Planet allows network operators to either develop their own custom applications, utilize our applications or seamlessly integrate third-party applications.

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

Our Strategy
Our goal is to establish our position as a leading provider of open, multi-vendor, carrier-grade networking solutions. The key elements of our strategy include:

•
Extend Our Technology Leadership in High-Performance, Carrier-Grade Networking.    Our carrier-grade SDN solution is purpose-built for high-performance network requirements. We intend to leverage our technology leadership position by continuing to define the market requirements for carrier-grade SDN, NFVs and high-capacity, multi-layer switching and transport solutions. We also plan to continue to invest in sales and marketing resources to raise awareness of the full benefits of virtualizing high-performance networks. A key element of this strategy is to continue to develop Blue Planet as well as leverage third-party application development through our open APIs.

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

•
Expand Our Service Provider Customer Base.    Because our approach enables service providers to improve the return on their existing networks while transitioning to packet-based networks over time, we target customers through multiple initial deployment opportunities. We have found that our solutions are well suited to deployments that involve green field network projects as well as helping our customers replace or evolve legacy architectures. Blue Planet can be purchased with or without deploying our Z-Series platforms, thus enabling network operators to deploy our network operations services quickly and efficiently in legacy networks. We intend to target new service provider, cloud and content provider, and data center operator customers by continuing to invest in our sales force, field operations and support functions as well as by deepening our engagement with our current partners.

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

•
Extend Our Presence in New Geographies.    We believe that international markets represent a significant growth opportunity for us. As of December 31, 2014, we had over 180 customers, primarily in North America. We have found that establishing relationships with recognized network operators in a new region enables us to win new business at other additional potential customers in the region more rapidly and at a lower acquisition cost. In Asia, Europe and Latin America, we plan to leverage our relationships with our existing customers to enhance our brand recognition and broaden deployment by other customers in the region. Additionally, we continue to engage channel partners in various regions outside of the United States and plan to continue growing our channel partner network as we continue our international expansion.

•
Expand in Emerging Customer Verticals.    We have initially targeted our solutions to traditional service providers, such as local access service providers and regional transport providers. We plan to target emerging customer verticals with use cases well suited to the benefits of our solutions, including cloud and content providers, educational institutions, large data center networks, governments, cable MSOs as well as enterprises that build and operate large, private networks.

Our Technology
The key strength of our solutions is the integration of our various packet, optical and software technologies across our range of products. Since our founding in October 2006, we have focused our efforts on developing solutions based on a centralized, open, multi-vendor software orchestration model. Our hardware solutions are comprised of the integration of commercially available network components into a robust packet-optical, high-capacity, multi-layer switching and transport platform. Our software has been designed to provide our customers with the benefits of our solutions regardless of whether deployed in conjunction with our hardware platforms or with third-party hardware platforms or third-party software functions. The differentiating elements of our proprietary technology include:

•
Scalability.    While 10G Ethernet services are the dominant interface of choice in most current networks elements, 100G Ethernet is rapidly evolving and projected to be an increasingly dominant service interface over the next several years. Our Z-Series family of high-capacity, multi-layer switching and transport platforms provide for scalability and density, supporting well over 100G per card slot and hundreds of gigabits to terabits of non-blocking platform capacity. Our Z-Series platforms support 100G of card-to-card interconnectivity through ultra-high-capacity backplanes and switch fabrics providing a simple migration path to 100G Ethernet services. The non-blocking 100G grooming capability, combined with DWDM line cards, supports a mix of 10G and 100G wavelength services and provides a robust foundation to scale future services. Leveraging our Z-Series architectural scalability and software capabilities, Ethernet services of up to 100G are supported on current line cards, while the ability to support up to 200G of protected service capacity per line card slot will enable a seamless migration to 40G and 100G Ethernet line cards as those technologies become more broadly adopted. In addition, certain features and functionalities, including capacity upgrades, can be enabled remotely through our provisioning software.

•
Multi-Layer Technology.    Our Z-Series platforms, as controlled by our orchestration software, direct network traffic across the most appropriate and efficient network layer, including both electrical and optical paths. Our regional and metro network solutions encompass the Ethernet service layer, and other transport layers including connection-oriented Ethernet, SONET, SDH, G.709 OTN and wavelength transport technologies. Our Z-Series platforms facilitate the transition from legacy time-division multiplexing (TDM) to packet and/or DWDM. Our Z-Series platforms support a complete range of transport requirements across aggregation, transit and hub locations.

•
Open Software Development Process.    We have designed our technology to integrate with legacy networks and third-party vendor network infrastructure whether that infrastructure is software or hardware. The capabilities of our platforms allow our customers to continue to leverage their legacy network investments while migrating to more software-oriented, packet-based networks at their own pace. Additionally, our technology can be integrated into regional and metro networks currently utilizing decades-old OSS and provide our customers with a bridge to migrate from these antiquated systems to our Blue Planet and Z-Series solutions. Additionally, our open APIs allow our customers to custom build their own applications or integrate third-party applications, thereby diversifying the services they can offer and allowing our customers to tailor services to the specific needs of their end-user customers.

•
Abstraction and Visualization.    Through the abstraction and centralization of network control software, our technology allows network planning and control decisions to be made with full knowledge of all available network resources and all contractually committed services. These attributes also enable the virtualization of the network for NaaS and other dynamic service capabilities. High-performance networks are comprised of multiple technologies and a number of logical layers including fibers, DWDM wavelengths, TDM and packet transport technologies and services. We have developed technology that allows for an integrated view and software control of these network elements with unique three-dimensional network visualization. Our software provides end-to-end visibility and control over how circuits and services are groomed and routed as well as the ability to visualize the data path across the nodes, shelves, line cards and optical fibers across the different transport layers of the network. The visibility provided by our software increases the efficiency of network configurations and reduces errors when making additions or changes to the network.

•
Network Functions Virtualization and Orchestration. Our software provides multi-domain and multi-vendor orchestration capabilities. Architected to be entirely modular and data and template-driven, our software is designed to accelerate service velocity by providing the intelligent allocation, creation and management of virtual and physical service resources—including networking, storage, compute, and applications—across the telco cloud and the WAN from a single-pane-of-glass. Our software architecture integrates NFV, cloud and multi-domain service orchestration capabilities into an open system ensuring interoperability with different OSS platforms, cloud management systems, SDN controllers, network elements and virtual network functions.

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
Cyan Blue Planet
Cyan Blue Planet is a carrier-grade SDN and NFV platform that provides network virtualization and service-enabling applications, including networks and service planning, operations and monitoring. This carrier-grade SDN platform includes a core management platform and a range of applications to meet diverse requirements of network virtualization and control across the multiple layers of regional, metro and data center networks. Blue Planet allows network operators to virtualize their networks, make more efficient use of their network assets and accelerate delivery of services to their customers. The Blue Planet platform and apps provide our customers with visibility and centralized control over disparate network elements.
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
The core of Blue Planet is a carrier-grade SDN and NFV orchestration platform, which includes an operating system, a hypervisor, a messaging system, middleware and a web portal, all running on a scalable, distributed, computing environment. Blue Planet provides an open architecture with advanced clustering and database management to meet performance and availability requirements.
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
We currently offer the following apps:

•
Planet Orchestrate. Functions within the service provider network that used to be driven by hardware are rapidly being virtualized and turned into software functions. As a result, software is required to orchestrate the deployment of those functions in data center and cloud resources. Planet Orchestrate is our multi-domain SDN and NFV orchestration application. It is architected to be entirely modular and data and template-driven. The software is designed to accelerate service velocity by providing the intelligent allocation, creation, and management of virtual and physical resources—including network, storage, compute, and software functions—across the telco cloud and the WAN from a single pane-of-glass. Planet Orchestrate is capable of interfacing and deploying software functions from many vendors and supports multiple cloud management systems such as OpenStack and VMware vCloud.

•
Planet Design.    As networks continue to expand in size, scope, and technological complexity, the process of planning new deployments, or expanding existing networks, becomes increasingly difficult. The Planet Design application allows network operators to design networks more quickly and cost-effectively, accelerating the deployment of new services.

•
Planet Operate. Wide area networks consist of multiple independent network layers. Historically, each of these layers has been operated independently using separate, vendor-specific, management systems with no awareness of adjacent layers or network resources.  The resulting complexity leads to operational inefficiencies, such as poor overall network utilization, configuration errors, delayed resolution of issues, and ultimately, to higher costs. Planet Operate is the industry's first SDN-enabled network management application providing end-to-end fault, configuration, accounting, provisioning, and security (FCAPS) capabilities and more, to simplify the operation of multi-vendor, multi-layer networks.

•
Planet View. Service Level Agreements (SLAs) are a critical component of metro/business Ethernet, wireless backhaul, wholesale transport, and other network services. However, generating SLA compliance reports for end-customers is typically a manual, labor-intensive process that requires aggregating data from multiple different sources on a reactive basis. Planet View is our performance monitoring and SLA assurance application that allows the network operator to provide end-customers with real-time and historical visibility into the performance of their services via a customized web portal.

•
Planet Inventory. Rapidly changing network demands are causing an increased emphasis on the performance and return on investment of network assets. As a result, many network operators are asking for a clear, multi-vendor view of what is in their network and how it is performing. The Planet Inventory application provides inventory reporting for multi-layer, multi-vendor packet-optical networks. Furthermore, Planet Inventory supports integration with existing inventory systems via APIs. Planet Inventory provides full-featured asset and circuit inventory reporting in multi-vendor networks for service providers. By simplifying inventory reporting and verification, Planet Inventory allows service providers to optimize network operations. Planet Inventory collates all network infrastructure data and keeps it up to date, helping to streamline processes that improve operational performance. These improvements are realized in an operator’s ability to manage network maintenance more efficiently as well as via increased service velocity because the asset and circuit data reported by Planet Inventory uses the network as the database. This eliminates the problem of off-line inventory data not being aligned with the network.
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
Maintenance, Support and Training Services
We offer professional services to provide ongoing technical support with our hardware and software products through a variety of service packages to meet the requirements of most network operators as well as customized packages to meet more specialized requirements. We provide this variety of customer service products and support through our technical support engineers as well as through our growing network of authorized and certified channel partners. Our customer support organization operates 24 hours a day and is available by phone, email and online through our customer portal and offers a single point of contact for technical assistance with hardware, software and network issues. Additionally, we offer our end-user customers access to ongoing software updates, upgrades, bug fixes and repairs when and if available. We also have a customer portal available through our website which allows our channel partners and our customers to manage support tickets, download software and search our online knowledge database. These services are sold to our customers typically for one-year terms at the time of the initial product sale, subject to annual or multi-year renewals thereafter.
We also offer a range of additional professional services to assist our customers in their operations, including network deployment and installation services. We offer an innovative suite of professional services to ensure successful network deployment that can be tailored to the needs of our customers and range from site surveys to test plan creation. In addition to complete engineer, furnish and install (EF&I) services, we also offer assistance with network design, integration and migration planning, network performance analysis, and installation of both our products as well as third-party equipment. These services are invoiced separately at the time of the initial product sale.
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
As of December 31, 2014, our solutions have been sold to over 180 customers. For the years ended December 31, 2014, 2013 and 2012, our largest customer was Windstream Corporation, which accounted for approximately 29%, 39% and 45% of our revenue. Additionally, Colt Technology Services Ltd. and its affiliated entity KVH Company, Ltd. (referred to together as Colt) collectively represented approximately 11% of our revenue for the year ended December 31, 2014 and Telephone and Data Systems, Inc. (TDS) represented approximately 11% of our revenue for the year ended December 31, 2013. No other customers represented more than 10% of our revenue for the years ended December 31, 2014, 2013 or 2012.
Revenue from customers located outside of the United States was approximately 22%, 9% and 5% of our revenue for the years ended December 31, 2014, 2013 and 2012.

Our sales, including sales to Windstream, are made primarily pursuant to purchase orders with our customers rather than pursuant to committed long-term supply contracts. At any given time, we have backlog orders for products that have not shipped. Our backlog consists of confirmed orders for products scheduled to be shipped to customers, generally within 30 to 90 days. Our backlog was approximately $13.1 million and $3.7 million as of December 31, 2014 and 2013. Our backlog fluctuates significantly from period to period and, because customers may cancel purchase orders or change delivery schedules without significant penalty, we believe that our backlog at any given date may not be a reliable indicator of future business.
Sales and Marketing
We sell our products and services in the United States through a direct sales force. During 2012 we began to direct a portion of our sales and marketing efforts to international markets, with particular focus on establishing a network of resellers to help us serve disparate markets. Although initial sales outside of the United States have been primarily been through our direct sales force, we expect a substantial portion of our international sales in future periods to be generated by our reseller network. As of December 31, 2014, we had 126 employees in our sales and marketing organization. Our direct sales teams are typically comprised of a combination of a sales representative and a systems engineer. Each sales team is responsible for a specific geographical territory, has responsibility for a number of major direct end-user customer accounts or has assigned accounts in a specific vertical market. Our direct sales force is primarily based in the U.S. with additional sales personnel in select locations including Australia, Dubai, Germany, Hong Kong, Japan, Mexico, the Netherlands, South Korea, Taiwan and the United Kingdom.
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
Our marketing strategy is focused on building our brand, communicating product advantages and increasing customer awareness of our solutions, particularly our Blue Planet platform. We execute on this strategy through a variety of marketing vehicles, including trade shows, advertising, public relations, industry research, our website and collaborative relationships with technology vendors. Our marketing activities, including demand generation activities, are focused primarily on local access service providers, regional transport providers, data center operators, cable MSOs, private network operators and wholesale carriers. We also focus on ongoing account management for existing customers and the development of follow-on sales as our existing end-user customers continue to expand and enhance their demand for our products.
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
As of December 31, 2014, we had 109 employees in our research and development organization, the substantial majority of whom were located at our headquarters in Petaluma, California.
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
Intellectual Property
Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secret laws, copyrights, patents and trademarks, as well as customary contractual protections. As of December 31, 2014, we had five issued U.S. patents set to expire between 2031 and 2034. We also had a number of applications pending for additional U.S. patents as well as patent applications pending in key international jurisdictions.
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
Employees
As of December 31, 2014, we had 265 employees. None of our employees is represented by a labor union or is a party to any collective bargaining arrangement in connection with his or her employment with us and we consider our relations with our employees to be good.
Facilities
Our headquarters in Petaluma, California occupy approximately 39,000 square feet, increasing to approximately 58,000 square feet on or before August 1, 2016 under a lease that expire in 2025. We have also leased offices in San Francisco, California and Vancouver, Canada as well as additional offices for our sales and marketing personnel in certain locations. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition.
Risks Related to Our Business
We currently generate the majority of our revenue from a concentrated base of customers, including Windstream Corporation. Unless we can substantially expand our sales to other existing or new customers, our period-to-period revenue may be highly volatile and we will not be able to grow our revenue.
For the years ended December 31, 2014, 2013 and 2012, revenue from Windstream represented approximately 29%, 39% and 45% of our total revenue. In recent periods, sales to Windstream have been highly volatile from quarter to quarter. For example, sales to Windstream declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter of 2013 being substantially lower than we or the market anticipated. In the third quarter of 2014, sales to Windstream decreased to $5.6 million or 21% of total revenue from $6.7 million, or 28% of total revenue in the second quarter of 2014, but increased to $15.8 million or 52% in the fourth quarter of 2014.
While our sales to Windstream have been volatile, and can be potentially highly volatile, from quarter to quarter, we nonetheless anticipate that a significant portion of our revenue in 2015 and beyond will continue to depend on sales to Windstream especially as we have been selected by Windstream for additional upgrades to its regional and metro networks across major markets to 100G capacity. If our sales to Windstream decrease materially in any period, our revenue and results of operations would be adversely affected.
During 2014 two customers accounted for greater than 10% of our revenue: Windstream, which accounted for approximately 29%, and Colt, which accounted for approximately 11% of our 2014 revenue. During 2013 two customers accounted for greater than 10% of revenue: Windstream, which accounted for approximately 39%, and Telephone and Data Systems, Inc., which accounted for approximately 11% of our 2013 revenue. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.
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
Since our inception, we have incurred net losses in each quarterly and annual period. For the year ended December 31, 2014 we incurred net losses of $59.2 million. As of December 31, 2014, we had an accumulated deficit of $186.5 million. Although our revenue grew in each of the years from our inception through the year ended December 31, 2013, our revenue for 2014 fell below the level attained in 2013. Our revenue may not grow, or may decline, in future periods as a result of a number of factors, including uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. In addition, we anticipate that we will continue to incur losses until at least the end of 2015 as we continue to expend substantial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure and general administration. If we are unable to grow our revenue, improve our gross margin or manage our expenses, we may continue to incur significant losses beyond 2015 and may not be able to achieve or maintain profitability.
Our revenue, gross margin and other operating results may fluctuate significantly and be unpredictable, which makes our future operating results difficult to predict and could cause the trading price of our common stock to decline.
Our revenue and operating results may fluctuate from period to period due to a variety of factors, many of which are outside of our control, which makes it difficult for us to predict our future operating results. The timing and size of orders for our Z-Series and Blue Planet platforms and other solutions have been highly variable and difficult to predict, and we expect similar unpredictability for our N-Series platform, leading to uncertainty and limiting our ability to accurately forecast revenue and resulting in significant fluctuations in revenue from period to period. This variability has been compounded by our customer concentration and the frequently concentrated nature of our customers’ purchases, which are made pursuant to purchase orders and not pursuant to long-term committed-volume purchase contracts.
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

•
the availability to our customers, particularly domestic customers, of government stimulus funding for network expansion activities, including for purchases of network systems such as our Z-Series, N-Series and Blue Planet platforms;

•	changing market conditions, including network operator consolidation;

•	changes in the competitive dynamics of our markets, new market entrants and any related discounting, bundling or financing of products or services;

•	our ability to generate incremental business from our expanded international sales and marketing operations;

•	our ability to control costs such as the costs of the components for our Z-Series and N-Series platforms;

•	the ability of our contract manufacturer and component suppliers to timely meet our manufacturing and supply needs at acceptable prices, or at all;

•	the timing and execution of product transitions, new product introductions or product upgrades by us or our competitors;

•
the risk that new product announcements may cause existing or prospective customers to delay purchases of existing products pending availability of announced new products prior to such newer products being available for commercial shipment;

•
our ability to timely and effectively develop, introduce and gain market acceptance for new solutions, products, technologies and services, such as Blue Planet, and anticipate future market demands that meet our customers’ requirements;

•	our ability to successfully expand the Z-Series, N-Series, Blue Planet and professional service solutions we sell to existing customers;

•	the interoperability of our solutions with service providers’ networks and the ability of our Blue Planet solutions to manage the broad range of equipment in such networks;

•	technical challenges in network operators’ overall networks, unrelated to our solutions, which could delay adoption and installation of our solutions;

•	decisions by potential customers to purchase alternative products and services from other providers and their willingness to deploy our solutions;

•	any decision by us to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	our ability to build and manage our channel partner and distribution networks, and the effectiveness of any changes we make to our distribution model; and

•	general economic conditions, both domestically and in international markets.
Any one of the factors above or the cumulative effect of the factors above may result in significant fluctuations in our operating results from period to period.
This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. For example, in the fourth quarter of 2013 we provided guidance for the fourth quarter that did not meet analyst expectations and in the first quarter of 2014 we announced results for the fourth quarter that fell below our guidance and below analyst expectations, both of which events resulted in sharp declines in our stock price and resultant securities class action litigation. If we fail to meet such expectations in the future, the market price of our common stock could again fall substantially and we could face costly lawsuits, including securities class action litigation.
Our business depends on the capital spending patterns and financial capabilities of our service provider customers, and any decrease or delay in their capital spending may adversely affect our business and operating results.
Our revenue to date has been derived primarily from our service provider customers. Demand for our solutions depends on the amount and timing of capital spending by these customers as they construct, expand and upgrade their networks. In response to any future challenging economic conditions and decreased availability of capital, spending for network infrastructure projects could be delayed or cancelled by our customers. In addition, capital spending is cyclical in our industry and sporadic among individual service providers, and can change on short notice. As a result, we may not have visibility into changes in spending behavior until near the end of a given quarter. Further, infrastructure improvements may be further delayed or prevented by a variety of factors, including cost, regulatory obstacles, consolidation in the industry, lack of consumer demand and alternative technologies for service delivery. Specifically, we and many competitors experienced weakness in demand in North America in the third quarter of 2014 as service providers took a cautious approach towards capital spending. While we saw increased service provider revenue in the fourth quarter of 2014, many other industry participants continued to see weakness through the entire second half of 2014. Any reductions in capital expenditures by service providers in any future period could adversely affect our operating results and future growth.
Our revenue may become more volatile due to changes in historical seasonal patterns. We have experienced in the past, and may continue to experience, seasonal fluctuations in our revenue as a result of our customers’ spending patterns. For example, in years prior to 2013 and again in 2014, we experienced an increase in business activity as we approached December, due at least in part to some of our customers accelerating spending to use remaining capital budgets. Similarly, we have historically experienced a decrease in business activity in our first quarter as some of our customers delay spending until they finalize their capital budgets and project initiatives become clarified. However, these historical patterns may not recur in any given period. For example, in the fourth quarter of 2013, we experienced a decrease in business activity as some of our customers had largely depleted their 2013 capital budgets by the end of the third quarter. In addition, from time to time, customers may place large orders that are unrelated to seasonality but may significantly affect what appear to be seasonal trends.
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
In the fourth quarter of 2014, we implemented a cost reduction plan that was designed to reduce our operating expenses. These cost reduction efforts resulted in a restructuring charge of $0.6 million in the fourth quarter of 2014. Additionally, actual costs related to such efforts may exceed the amounts that we previously estimated or we may undertake additional restructuring efforts in the future, leading to additional charges as actual costs are incurred. Reducing our operating expenses will involve, among other things, reducing the number of people we employ. This reduction in personnel may lead to additional voluntary departures and may negatively impact our ability to achieve our near-term business objectives, including our product development and sales efforts, which could adversely affect out results of operations in the near term and our competitiveness in the longer term.
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
Historically, our Z-Series platforms have accounted for substantially all of our revenue, and we expect to continue to derive a substantial majority of our revenue from sales of these platforms in the near term. As a result, our future financial performance will depend heavily on our ability to continue to sell existing, and to develop and sell enhanced, versions of our Z-Series platforms as well as our recently introduced N-Series platforms, both to existing and new customers. If current market demand for these products diminishes, or we fail to deliver product enhancements, new releases or new products that customers want, overall demand for our solutions and related services would decrease, and our operating results would be harmed.
If the SDN and NFV markets do not develop as we anticipate, or if we are unable to increase market awareness of our company and our solutions within those markets, demand for our Blue Planet solution may not grow, and our future results would be adversely affected.
Fundamental to our solution is our Blue Planet SDN and network functions virtualization NFV platform. As a result, our long-term success will depend to a significant extent on potential customers recognizing the benefits of our solutions over legacy systems and products, and the willingness of service providers and high-performance data center and other network operators to increase their use of SDN and NFV solutions in their networks. The market for SDN and NFV solutions is at an early stage and it is difficult to predict important trends, including the potential growth, if any, of this market.
If the market for SDN and NFV solutions does not evolve in the way we anticipate or if customers do not recognize the benefits of our solutions, we likely would not be able to increase sales of our Blue Planet platform. To date, some network operators have been reluctant to switch to SDN and NFV solutions because they have invested substantial resources to maintain and integrate legacy solutions into their networks. These network operators may continue allocating their network budgets to the maintenance and upgrading of their legacy systems and products and therefore not adopt our SDN or NFV solutions in addition to or as a replacement for these legacy systems and products. We also what appear to be delays in service provider purchasing decisions to traditional network equipment, including our Z-Series products, as the service providers pause to evaluate their plans for these technologies.
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
If our SDN platform, Blue Planet, or any other new solutions we develop face challenges for market acceptance, our revenue and operating results would be adversely affected.
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
We intend to continue making significant investments in further developing and enhancing the functionality of our Blue Planet, Z-Series and N-Series platforms. Developing our solutions is expensive, complex and involves uncertainties. We intend to continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not have sufficient resources to successfully manage these hardware and software development cycles, and these investments may take several years to generate positive returns, if ever.
The future growth of our business depends, in significant part, on increasing our international sales, and even if we are successful in expanding internationally, our business will be susceptible to risks associated with international operations.
We currently generate a significant majority of our sales from customers in the United States, and only in 2012 did we begin significant efforts to offer our solutions internationally. We have limited experience managing the sales, support and administrative aspects of a worldwide operation. For the year ended December 31, 2014 and 2013, revenue from customers outside of the United States was approximately 22% and 9%, respectively. The future growth of our business depends, in significant part, on increasing our international sales. We may not be successful in our efforts to expand our international operations, including as a result of not being able to increase or maintain international market demand for our solutions, and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully grow internationally could limit the future growth of our business and, consequently, affect our business, operating results and financial condition.
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

•
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
Over the past several years, our customer base has included Independent Operating Companies (IOCs) and other telecommunications network providers that benefited from federal and state subsidies. Approximately 13% of our revenue for the years ended December 31, 2014 and 2013, was attributable to sales of our solutions to IOCs and other service providers that used government-supported loan programs or grants to fund purchases from us, such as those originating from the Rural Utility Service (RUS) program administered by the U.S. Department of Agriculture, and broadband stimulus programs under the American Recovery and Reinvestment Act of 2009. During 2014, while we recognized revenue as a result of acceptance of earlier stimulus-funded projects, our bookings of new stimulus-related projects were substantially lower than in prior years. While we expect stimulus-related investment to generally increase in 2015 over the 2014 level, there can be no assurance that IOCs that we serve will benefit from such programs or that even if benefiting, their spending will be targeted at the portions of the networks served by our products. To the extent that any of our customers have received grants or loans under these RUS and stimulus programs but no longer have access to such assistance, or to the extent that they are focusing on other elements of their networks, they may substantially reduce or curtail future purchases of our solutions.
Our business and operations have experienced rapid growth in recent periods, and if we are unable to effectively manage this growth and expansion, or if our business does not continue to grow as we expect, including with respect to our recruitment of qualified personnel, our operating results may suffer.
We experienced rapid growth and have significantly expanded our operations since our inception, which has placed a strain on our management, administrative, operational and financial infrastructure. Our success will depend in part upon our ability to manage our business effectively.
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
We do not have long-term, committed-volume purchase contracts with our customers for our products, and therefore have no guarantee of future revenue from any customer, which may cause our operating results to be adversely affected.
Sales of our Z-Series platforms are made, and we expect sales of our N-Series platforms to be made, pursuant to purchase orders, and we have not entered into long-term, committed-volume purchase contracts with our customers, including our largest customer, Windstream. As a result, any of our customers may cease to purchase our hardware solutions at any time. In addition, our customers may attempt to renegotiate their terms of purchase, including price and quantity, or may delay or cancel already submitted purchase orders. If any of our customers stop purchasing our hardware solutions for any reason, or purchase fewer solutions, our operating results and financial condition would be harmed.
We currently rely upon a single contract manufacturer to manufacture our hardware solutions, and if we encounter problems with the contract manufacturer, our operations could be disrupted, which would adversely affect our business, operating results, financial condition and customer relationships.
We contract with Flextronics International, Ltd., or Flextronics, as the sole manufacturer of all of our Z-Series and N-Series platforms. Our reliance on Flextronics makes us vulnerable to possible capacity constraints and reduced control over delivery schedules, manufacturing yields and costs. We have limited direct control over the quality and control systems of Flextronics, and therefore may not be able to ensure levels of quality suitable for our customers. The revenue that Flextronics generates from our orders represents a very small percentage of its revenue. As a result, fulfilling our orders may not be considered a priority by Flextronics. If Flextronics were unable or unwilling to continue manufacturing our Z-Series platforms or commence and maintain manufacturing of our N-Series platforms, in required volumes and at high quality levels, or if Flextronics significantly increased our costs to have them manufacture our products, we would have to identify, qualify and select an acceptable alternative contract manufacturer. Such alternatives may not be available to us when needed, may take a significant amount of time to contract with and establish manufacturing or supply relationships, and may not be in a position to timely satisfy our production requirements at commercially reasonable prices and quality. Any significant interruption in manufacturing would require us to reduce the amount of Z-Series and N-Series platforms available to our customers, which in turn would reduce our revenue and adversely affect our business, operating results, financial condition and customer relationships.
If we fail to accurately forecast our manufacturing requirements or manage our inventory with our contract manufacturer, we could incur additional costs, lose revenue and harm our business, operating results, financial condition and customer relationships.
The suppliers of the components used in our Z-Series and N-Series platforms generally deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of December 31, 2014 and 2013 we had commitments to Flextronics totaling $9.7 million and $7.9 million, respectively. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-Series and N-Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.
Certain component parts used in the manufacture of our products are sourced from single or limited source suppliers. If we are unable to source these components on a timely basis, we will not be able to meet our customers’ product delivery requirements, which could adversely affect our business, operating results, financial condition and customer relationships.
We depend on certain sole-source and limited source suppliers for key components that Flextronics, our contract manufacturer, uses in the manufacture of our Z-Series and N-Series platforms. Any of the sole-source and limited source suppliers upon whom we rely could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. In particular, our reliance on Broadcom Corporation for certain key semiconductors and other third parties for certain optical components used in our hardware solutions makes us vulnerable to shortages or pricing pressure on these important components. Neither we nor Flextronics generally has long-term supply agreements with component suppliers, and our purchase volumes currently may be considered too low for us to be a priority customer by many of such suppliers. As such, we cannot be guaranteed a continuous source of, or favorable pricing for, components from any of these suppliers. Furthermore, patent infringement lawsuits between semiconductor companies could have an adverse effect on our ability to acquire components that are sole sourced and integrated into our Z-Series and N-Series platforms, leading to production delays and additional engineering costs, potentially harming our business and customer relationships. Any such interruption or delay may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, or at all. Switching suppliers may require that we redesign our Z-Series and/or N-Series platforms to accommodate new components, and to re-qualify these solutions, which would be costly and time-consuming. Any interruption in the supply of sole-source or limited source components for our solutions would adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses, any of which would harm our business, operating results, financial condition and customer relationships.
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
Our solutions are highly technical and, when deployed, are critical to the operation of our customers’ networks. Our solutions have from time to time contained and may in the future contain undetected errors, bugs, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been deployed and used by customers, and may in some cases only be detected under certain circumstances or after extended use. Any errors, bugs, defects or security vulnerabilities discovered in our solutions after commercial release could result in loss of our revenue or delay in revenue recognition, loss of customer goodwill and customer relationships, harm to our reputation and increased service costs, any of which would adversely affect our business, operating results and financial condition. Quality or performance problems related to our Z-Series or N-Series platforms that are covered under warranty could require us to repair or replace defective products at no additional cost to the customer. For example, in the second quarter of 2013, we experienced higher than expected failure rates with certain Z-Series line cards used by a number of our customers that were manufactured between 2010 and the spring of 2012. After extensive analysis of the root cause, we identified a line card power supply as the source of the failures. We elected to undertake a proactive warranty repair and replacement program for line cards we have determined to be at risk of early failure. While in this instance we were able to negotiate an agreement for the manufacturer of the defective components to reimburse us for a substantial portion of the costs of the repair and replacement program and we believe that our warranty reserve is sufficient to cover expected costs, including any unreimbursed costs, if we experience quality or performance problems in the future related to our Z-Series or N-Series platforms or other products that are covered under warranty, we could be required to repair or replace defective products without the benefit of manufacturer reimbursement, which could have a material adverse effect on our reputation and results of operations. In addition, any errors discovered in Blue Planet could cause customers and potential customers to abandon or never adopt Blue Planet, which could adversely affect our ability to grow our business. Moreover, we could face claims for product liability, tort or breach of contract from our customers, or be required to indemnify our customers for damages and third-party claims for a variety of reasons. Any increased costs, liabilities and diversion of resources associated with a warranty or other claim related to errors or alleged errors in our solutions could adversely affect our business, operating results and financial condition.
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
Uncertain global economic conditions may harm our industry, business, operating results and financial condition.
Our overall performance depends in large part on global economic conditions which have been challenging in recent periods and may continue to be challenging for the foreseeable future. Global financial developments seemingly unrelated to us or the network industry may harm our business by negatively affecting the demand for networking equipment. The United States, Europe and China have been adversely affected in the recent past, and continue to face economic uncertainty. These conditions can affect the rate of spending on network services, could adversely affect our customers’ ability or willingness to purchase our solutions and could delay prospective customers’ purchasing decisions. In addition, a prolonged economic downturn could affect the viability of our current business strategy. All of these factors could reduce our revenue and harm our business, operating results and financial condition.
Third parties may assert that we are infringing upon their intellectual property rights, which could harm our business, operating results, financial condition and growth prospects.
There is considerable patent and other intellectual property development activity, and litigation related to intellectual property rights, in the technology industry in general and the networking industry in particular. From time to time, our competitors, other third-party developers of technology, non-practicing entities and other third party intellectual property owners, commonly referred to as “patent trolls,” have and may claim that we are infringing upon their patent, trademark and other intellectual property rights. Regardless of the merit of any such claim, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. We cannot assure you that we would be successful in defending against any such claims. In addition, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we were the first to conceive inventions covered by our patents or patent applications. Moreover, we cannot be certain that we are not infringing third parties’ patent or other intellectual property rights. An adverse outcome with respect to any intellectual property claim could invalidate our proprietary rights and/or force us to, among other things, do one or more of the following:

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
We incorporate open source software code in our proprietary software that is part of both our Z-Series and N-Series infrastructure platforms and our Blue Planet software platform. Use of open source software can lead to greater risks than the use of proprietary or third-party commercial software since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Some open source software licenses require users who distribute open source software as part of their products to publicly disclose all or part of the source code in their software and make any derivative works of the open source code generally available in source code form for limited fees or at no cost. In addition, some customers may seek restrictions on the way in which we utilize open source software in solutions that would be deployed in their networks. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software in our solutions, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we fail to comply with applicable open source licenses, we may be subject to costly claims of intellectual property infringement or demands for the public release of proprietary source code. Any of the foregoing could harm our business and put us at a competitive disadvantage.
If we are unable to protect our intellectual property rights, our competitive position, ability to protect our proprietary technology and our brand could be harmed or we could be required to incur significant expense to enforce our rights.
Our success depends in part on our ability to protect our core technology and intellectual property. We rely on a combination of intellectual property rights, including trade secret laws, copyrights, patents and trademarks, as well as customary contractual provisions. To date we have only five issued U.S. patents, and do not have any patents issued outside the United States. Moreover, our issued patents and the patent applications that we have filed may not cover important aspects of our technology, and may not be enforceable. We also license software from third parties for integration into our products, including open source software and other commercially available software. Furthermore, from time to time, we may enter into development arrangements with third parties where the resulting intellectual property is jointly owned. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We also incorporate certain generally available software programs into Blue Planet and our other software solutions pursuant to license agreements with third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

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
The U.S. Foreign Corrupt Practices Act (FCPA) the United Kingdom Bribery Act 2010 (Bribery Act) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. Under these laws, companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We are expanding to operate in areas of the world, including in conjunction with our channel partners, in which corruption may be more prevalent and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. In addition, network operators in various foreign countries are owned, in whole or in part, by foreign governments or instrumentalities. In such cases, the people with whom we engage in connection with our selling activities may be government officials. We cannot assure you that our employees, channel partners or other agents will not engage in prohibited conduct and render us responsible under the FCPA, the Bribery Act or any similar anti-bribery laws in another jurisdiction. If we are found to be in violation of the FCPA, the Bribery Act or other anti-bribery laws, either due to our nascent compliance system or the acts or omission of our employees, channel partners or other agents, we could suffer criminal or civil penalties or other sanctions, which could have an adverse effect on our business.
Changes in telecommunications and Internet laws, regulations, rules and tariffs could impede the growth in network activity or otherwise harm our customers, which could have a negative effect on our business and operating results.
Increased regulation of telecommunications and Internet network activity or access in the United States or any country in which we do business, particularly those that have the effect of impeding, or lessening the rate of growth in, network activity, could decrease demand for our solutions. New or increased access charges for telecommunications service providers and tariffs on certain communications services could negatively affect our customers’ businesses. Further, many of our customers are subject to the Federal Communications Commission (FCC) rate regulation of interstate telecommunications services, and are recipients of federal universal service fund payments, which are intended to subsidize telecommunications services in areas that are expensive to serve. In addition, many of our customers are subject to state regulation of intrastate telecommunications services, including rates for such services, and may also receive funding from state universal service funds. Changes in rate regulations or universal service funding rules, either at the federal or state level, could adversely affect such customers’ revenue and capital spending plans. Any adoption of new laws, regulations, rules or tariffs, or changes to existing laws, regulations, rules or tariffs, that negatively affects network activity or growth or otherwise adversely affects the business of our customers could harm our business and operating results. For example, while our business is not directly subject to regulation by the FCC, the FCC’s recent “Open Internet” or “Net Neutrality” rules may impact the business of our U.S. customers which, in turn, may negatively impact their capital spending, including their purchases from us.

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
As of December 31, 2014, we had $108.1 million of federal and $84.1 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2015 for state income tax purposes, and the research tax credit carryforwards begin to expire in 2027 for federal purposes, but do not expire for California purposes. U.S. federal and state income tax laws limit the amount of these carryforwards we can utilize in any given year upon a greater than 50% cumulative shift of stock ownership over a three-year period, including shifts due to the issuance of additional shares of our common stock, or securities convertible into our common stock. We may experience subsequent shifts in our stock ownership and, accordingly, there is a risk that our ability to use our existing carryforwards in the future could be limited and that existing carryforwards would be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in the accuracy and completeness of our financial reports and the market price of our securities may be negatively affected.
Pursuant to Section 404 of the Sarbanes-Oxley Act, starting with this annual report for the year ended December 31, 2014 we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In general, this assessment from year-to-year includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting in compliance with Section 404. We have not identified any material weaknesses for the year ended December 31, 2014. For any given period, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to certify that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups, or JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, any remediation efforts we undertake may be costly and may not be successful or enable us to avoid a material weakness in the future.
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
Our corporate headquarters, the manufacturing facilities of some of our suppliers, as well as our contract manufacturer’s current manufacturing facility for our Z-Series and N-Series platforms, are all located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, a fire or a flood, occurring near our headquarters, or near the facilities of our suppliers or contract manufacturer, could have an adverse effect on our business, operating results and financial condition. Despite our implementation of network security measures, our networks and outside data center, by which we provide our Blue Planet platform, also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our products. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses, our suppliers’ and contract manufacturers’ operations or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders or impede our suppliers’ and contract manufacturer’s ability to timely deliver our solutions and components, the deployment of our solutions and our business, operating results and financial condition would be adversely affected.

Risks Relating to Capitalization Matters
Our share price has been and may continue to be volatile.
Technology stocks, including those of companies in the network industry, have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. The relatively small trading volume of our stock has in the past resulted in, and may in the future continue to result in small transactions having a large impact on our stock price. Such fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. The price of our common stock since our initial public offering (IPO) in May 2013 has been highly volatile and, in April 2014 two law suits alleging violations of securities laws were filed against us, our directors and of our certain executive officers. This and any future shareholder litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have an adverse effect on our business, operating results and financial condition.
If securities analysts cease to publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our common stock is influenced by any research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts cover our company and one or more of these analysts downgrade our stock or publish unfavorable research about our business, our stock price, and the trading price of the notes, could decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price, price of the notes, and trading volume to decline.

The concentration of ownership among our existing directors, executive officers and principal stockholders provide them, collectively, with substantial control which could limit your ability to influence the outcome of key transactions, including a change of control.
Our directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 46% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2014. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
We use a significant amount of capital to meet our business objectives.
We require a significant amount of cash resources to operate our business. We used approximately $42.0 million of cash and cash equivalents in the year ended December 31, 2014 for operating activities. Our liquidity is affected by many factors including, among others, fluctuations in revenue, gross margin and operating expenses, as well as changes in operating assets and liabilities. Any future softening in the demand for our products and services may result in higher than anticipated losses in the future and require us to raise additional capital. We may also need to make changes to our operating model and capital expenditures to extend our available resources or we may have to significantly reduce our business activities which could adversely affect our ability to compete effectively in the markets in which we participate which could, in turn, adversely affect our results of operations. The indenture related to our 8.0% Convertible Notes Due 2019 includes certain restrictions on additional indebtedness. As a result, our capital raising options are limited. There can be no assurance that we would be able to raise additional capital on acceptable terms or at all.
As a public company we may be exposed to costly and time consuming securities class action suits.
As a public company, we face the risk of shareholder lawsuits, particularly if we experience sharp declines in the price of our common stock. For example, on April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against our company, the members of our Board of Directors, our former Chief Financial Officer and the underwriters of our IPO. On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. These two lawsuits have been consolidated under the caption Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-539008. We intend to defend this litigation vigorously. While we cannot predict the outcome of this litigation, defending this litigation-and any other lawsuits filed against us-will require us to expend significant time and money, and will distract management from its primary responsibilities. In addition, as a result of this litigation our director and officer insurance costs have increased significantly and may increase again the next time we renew such policies.
The requirements of being a public company subject us to increased costs and may strain our resources.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of The New York Stock

Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act.
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
Risks Related to our Outstanding 8.0% Convertible Notes Due 2019
We may not have sufficient cash flow from our business to pay our debt.
We have a significant amount of indebtedness and substantial debt service requirements. As of December 31, 2014, our aggregate principal amount of indebtedness for borrowed money was $50.0 million. Subject to certain conditions and limitations in the indenture, we may also incur additional indebtedness, including secured debt, to meet future financing needs. Our ability to make scheduled interest payments, including, if applicable, interest make-whole payments on, or to repay the principal or conversion value, as applicable of our outstanding convertible notes depends on our future performance, which is subject to economic, financial, competitive, regulatory and other factors beyond our control. Our business may not generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Our significant level of indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the notes.
We have a significant amount of indebtedness and substantial debt service requirements. As of December 31, 2014, our aggregate principal amount of indebtedness for borrowed money was $50.0 million. Subject to certain conditions and limitations in the indenture, we may also incur additional indebtedness, including secured debt, to meet future financing needs.
Our substantial indebtedness could have significant effects on our business, financial condition and results of operations. For example, it could among other effects:

•	make it more difficult for us to satisfy our financial obligations, including with respect to the notes;

•
result in an event of default if we fail to comply with the covenants contained in the indenture or the related security documents related to the notes and any agreement governing our existing or future indebtedness, if any, which event of default could result in all of our debt becoming immediately due and payable;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•
reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	subject us to increased sensitivity to interest rate increases on our existing and future indebtedness, if any, with variable interest rates;

•	limit our flexibility in planning for, or reacting to, and increasing our vulnerability to changes in our business, the industry in which we operate and the general economy;

•
prevent us from raising funds necessary to repay the notes at maturity, purchase notes tendered to us if there is a “fundamental change” or pay the interest make-whole payment that may be due in cash in connection with certain conversions of the notes under the indenture governing the notes;

•
place us at a competitive disadvantage compared to our competitors that have less indebtedness or are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our debt levels or leverage prevent us from exploiting; and

•	limit our ability to obtain additional financing.
Each of these factors may have a material and adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the notes and our future indebtedness, if any.
Our ability to make payments with respect to the notes and to satisfy any other debt obligations will depend on our future operating performance and our ability to generate significant cash flow in the future, which will be affected by prevailing economic conditions and financial, business, competitive, legislative and regulatory factors as well as other factors affecting our company and industry, many of which are beyond our control.
Our failure to obtain the requisite stockholder approvals could adversely affect our liquidity and may result in our auditor issuing a “going concern” opinion, which would question our ability to continue as a going concern and could impair revenue and our ability to raise additional capital.
The $50 million in principal amount of 8.0% convertible notes we issued December 2014 would be convertible into an aggregate of approximately 20.47 million shares of our common stock. The related warrants represent the right to purchase an additional 11.25 million shares of our common stock. Under applicable New York Stock Exchange, or NYSE, rules unless we obtain stockholder approval we will only be permitted to issue an aggregate of approximately 9.4 million shares of common stock to settle the conversion of the notes and exercise of the warrants. This limitation represents 19.99% of the number of shares of our common stock outstanding on the day the note offering was priced. Unless and until we have stockholder approval to issue the full number of shares issuable on conversion of the notes and exercise of the warrants, (i) we will be required to satisfy our conversion obligation with respect to the notes by delivering a combination of cash and shares of our common stock with a specified dollar amount per $1,000 principal amount of notes of at least $1,000 for all notes submitted for conversion, and (ii) if the number of shares of common stock deliverable for the settlement amount in excess of the specified dollar amount would result in the issuance of shares in excess of the conversion share cap, then we will pay cash in lieu of the shares that otherwise would have been deliverable. Of the $50 million in principal amount of notes issued, $17 million in principal amount were issued to affiliates. Unless and until we have obtained the requisite stockholder approvals, conversions of affiliate notes will be required to be settled entirely in cash. With respect to our outstanding warrants, unless and until we have obtained the requisite stockholder approvals, we will be required to cash settle any exercises of warrants determined according to the formula set forth in the warrants. Moreover, because the cash settlement amount of the notes and warrants increases if our stock price increases, increases in our stock price would result in an increase in the amount we would have to pay upon conversion of the notes and exercise of the warrants. For example, prior to obtaining stockholder approval-or if we don’t obtain stockholder approval if the price of our common stock used for purposes of measuring the settlement amount of the notes and warrants were $4.00 per share, we would be obligated to issue approximately 5.3 million shares of our common stock and pay cash of approximately $65.1 million to settle full conversion of the notes and exercise of the warrants. . If the price of our common stock used for these calculations were $5.00 per share, the amounts would be approximately 6.9 million shares and $83.3 million in cash.
As a result, if we do not receive the requisite stockholder approvals, we will require a substantial amount of cash to settle the conversion of the notes and exercise of the warrants which we may not have, and we may not be able to secure financing to meet these obligations.
In addition, if we do not obtain the requisite stockholder approvals, our independent certified public accountant could issue a “going concern” qualified opinion given the potential for the cash settlement obligations related to the notes and warrants exceeding our available resources. A "going concern" opinion could impair our ability to raise funds and may adversely impact our revenue and business if customers delay or discontinue purchases from us due to concerns about our viability. There can be no assurance that we will be successful in obtaining the requisite stockholder approvals.
The indenture governing the notes contains restrictions that limit our operating flexibility, and we may incur additional debt in the future that may include similar or additional restrictions.
The indenture governing the notes contains covenants that, among other things, restrict our and our existing and future subsidiaries’ ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability to:

•	incur additional indebtedness and issue certain types of preferred stock; and

•	limit the transfer of intellectual property to non-subsidiary guarantors.
In addition, the related security documents impose restrictions on our ability to incur liens, other than permitted liens. These covenants and restrictions limit our operational flexibility and could prevent us from taking advantage of business opportunities as they arise, growing our business or competing effectively.
A breach of any of these covenants or other provisions in our debt agreements could result in an event of default, which if not cured or waived, could result in the notes or such debt becoming immediately due and payable. This, in turn, could cause any of our other debt to become due and payable as a result of cross-default or cross-acceleration provisions contained in the agreements governing such other debt. In the event that some or all of our debt is accelerated and becomes immediately due and payable, we may not have the funds to repay, or the ability to refinance, such debt.
The accounting method for the notes and the warrants could have a material effect on our reported financial results.
Upon stockholder approval to issue the full number of shares issuable on conversion of the notes and exercise of the warrants, the notes will be subject to Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the liability component to be initially recognized in an amount equal to the fair value of similar nonconvertible debt and the difference between the proceeds of the convertible debt and the value allocated to the liability component is recorded as the initial carrying amount of the equity component (i.e., the conversion option). The effect of ASC 470-20 on the accounting for the notes will be that the equity component would be required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 would require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, prior to our receipt of the requisite stockholder approvals, we will be required to cash or partially cash settle conversions of the notes and cash settle exercises of the warrants. As a result, we will be required to account for the conversion option embedded in the notes and the warrants (and any interest make-whole payment) as derivatives, meaning we will be recording gain or loss on a quarterly basis with regard to the mark-to-market value of those securities. This accounting treatment could have a material impact on, and could result in significant volatility in, our quarterly results of operations.
Under certain circumstances, convertible debt instruments that may be settled entirely or partly in cash (as the notes will be) may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such convertible debt instruments are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such convertible debt instruments exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. However, we cannot be sure that the accounting standards in the future will continue to permit our use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. In addition, we will in certain circumstances make an interest make-whole payment to converting holders payable in cash prior to our receipt of the requisite stockholder approvals and payable in cash or shares of our common stock at our election following the requisite stockholder approvals. If one or more holders elect to convert their notes prior to our receipt of the requisite stockholder approvals, (i) with respect to notes other than affiliate notes, we will be required to satisfy our conversion obligation by delivering a combination of cash and shares of our common stock with a specified dollar amount per $1,000 principal amount of notes of at least $1,000 for all notes submitted for conversion and (ii) with respect to affiliate notes, we will be required to pay cash for the settlement amount of all affiliate notes submitted for conversion, and pay any applicable interest make-whole payment through the payment of cash, which could adversely affect our liquidity. Once we have obtained the requisite stockholder approvals, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share) and pay any applicable interest make-whole payment in shares of our common stock, we would be required to settle a portion or all of our conversion obligation and the interest make-whole payment, if applicable, through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which may result in a material reduction of our net working capital.

Subject to certain conditions and limitations, the indenture governing the notes permits us to incur a certain amount of additional indebtedness, including secured debt, and does not require us to maintain financial ratios or specified levels of net worth or liquidity; if we incur substantial additional indebtedness it may adversely affect our ability to make payments on the notes.
Subject to certain conditions and limitations, the indenture governing the notes will permit us to incur a certain amount of additional indebtedness, including secured debt, and will not require us to maintain financial ratios or specified levels of net worth or liquidity. We and our future and existing subsidiaries may be able to incur substantial additional debt in the future. If we incur substantial additional indebtedness in the future, these higher levels of indebtedness may affect our ability to pay the principal of and interest on the notes, or any fundamental change purchase price or any cash due upon conversion, and our creditworthiness generally.
We may not be permitted, by the agreements governing our future indebtedness, to pay any interest make-whole payment upon conversion of the notes in cash, requiring us to issue shares for such amounts, which could result in significant dilution to our stockholders.
On or after January 15, 2016, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within five trading days prior to a conversion date, the last reported sale price of our common stock exceeds the applicable conversion price on each such trading day, we will in addition to certain consideration paid under the notes, pay any converting holder an interest make-whole payment in cash or common stock for the notes being converted. Prior to receipt of the requisite stockholder approvals, we must pay any interest make-whole in cash. After receipt of the requisite stockholder approvals, we will have the option to issue our common stock to any converting holder in lieu of making the interest make-whole payment in cash. If we elect to issue our common stock for such payment, then the stock will be valued at 95% of the simple average of the daily volume weighted average price of our common stock for the 10 trading days ending on and including the trading day immediately preceding the conversion date. Agreements governing our future indebtedness may prohibit us from making cash payments in respect of the interest make-whole amount upon a conversion.
We may not have the ability to repay the principal amount of the notes at maturity, to raise the funds necessary to settle conversions of the notes or to purchase the notes upon a fundamental change, and instruments governing our future debt may contain limitations on our ability to pay cash upon conversion or purchase of the notes.
At maturity, the entire outstanding principal amount of the notes will become due and payable by us. Holders of the notes will also have the right to require us to purchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest. In addition, unless we have obtained the requisite stockholder approvals and elected to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to repay the principal amount of the notes, make purchases of notes surrendered therefor or settle conversions of the notes.
In addition, our ability to purchase the notes or to pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repay the principal amount of the notes, purchase notes at a time when the purchase is required by the indenture or to pay any cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness including the Loan and Security Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the notes or make cash payments upon conversions thereof.
The fundamental change provisions may delay or prevent an otherwise beneficial takeover attempt of us.
The fundamental change purchase rights, which will allow holders to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, as defined in the indenture relating to the notes, and the provisions requiring an increase to the conversion rate for conversions in connection with a make-whole fundamental change may in certain circumstances delay or prevent a takeover of us and the removal of incumbent management that might otherwise be beneficial to investors.
We expect that the trading price of the notes will be significantly affected by the market price of our common stock, which may be volatile, as well as the general level of interest rates and our credit quality.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that may develop involving our common stock. This trading activity could, in turn, affect the trading prices of the notes.
We also cannot predict whether interest rates will rise or fall. During the term of the notes, interest rates will be influenced by a number of factors, most of which are beyond our control. Interest rate movements may adversely affect the value of the embedded conversion option and the trading price of the notes.
In addition, our credit quality may vary substantially during the term of the notes and will be influenced by a number of factors, including variations in our cash flows and the amount of indebtedness we have outstanding. Any decrease in our credit quality would likely negatively impact the trading price of the notes.
Future sales of our common stock in the public market could lower the market price for our common stock and adversely impact the trading price of the notes.
In the future, we may sell additional shares of our common stock to raise capital. In addition, a substantial number of shares of our common stock are reserved for issuance upon the exercise of stock options, restricted stock units and other equity awards, in connection with certain deferred purchase price obligations, and upon conversion of the notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of shares of our common stock, or the perception that such issuances and sales may occur, could adversely affect the trading price of the notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our headquarters in Petaluma, California occupy approximately 39,000 square feet, increasing to approximately 58,000 square feet on or before August 1, 2016 under a lease that expires in 2025. We have also leased offices in San Francisco, California and Vancouver, Canada as well as additional offices for our sales and marketing personnel in certain locations. We believe that our current facilities are suitable and adequate to meet our current needs. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.
Item 3. Legal Proceedings
On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of our Board of Directors, our former Chief Financial Officer and the underwriters of our IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated under the caption Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-539008. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of our common stock pursuant or traceable to the registration statement and prospectus for our IPO, and seek unspecified compensatory damages and other relief.  In July 2014, the defendants filed a demurrer (motion to dismiss) to the consolidated complaint. On October 22, 2014, the court overruled the demurrer and allowed the case to proceed. We intend to defend the litigation vigorously. Based on information currently available, we have determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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

	2014		2013
	High	Low	High	Low
First quarter	$5.34	$3.19	N/A	N/A
Second quarter (1)	$4.74	$3.18	$15.05	$9.50
Third quarter	$4.43	$3.00	$11.39	$7.85
Fourth quarter	$3.40	$2.02	$10.10	$3.61

(1) The period reported for the second quarter of 2013 is from May 9, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through June 30, 2013.

The reported sale price for our common stock on The New York Stock Exchange was $4.14 per share on March 23, 2015.
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
Holders of Record
As of March 23, 2015 there were 70 holders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the number of beneficial owners.
Company Stock Performance
The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.
The following graph shows a comparison from May 9, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014, of the cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index, and assumes the reinvestment of any dividends. The comparisons shown in the graph below are based upon historical data and are not intended to suggest future performance.

	5/9/2013	6/30/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Cyan, Inc.	$100.00	$93.81	$90.22	$47.49	$38.33	$36.18	$28.01	$22.44
NASDAQ Composite Index	$100.00	$100.02	$111.22	$123.61	$124.57	$131.19	$134.13	$141.77
NASDAQ Telecommunications Index	$100.00	$106.65	$112.93	$117.48	$118.45	$124.54	$124.58	$131.01

Sales of Unregistered Securities

In December 2014, we issued $50.0 million of 8.0% Convertible Senior Secured Notes due December 15, 2019 and related warrants to purchase up to an aggregate 11,250,000 shares of our common stock, in a private placement to qualified institutional buyers and accredited investors. For more information, please see Note 5 “Convertible Debt” of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Use of Proceeds

In May, 2013, we closed our initial public offering (IPO) pursuant to which we sold 8,899,022 shares of our common stock, which includes 899,022 shares sold pursuant to the partial exercise by the underwriters of an over-allotment option, at a public offering price of $11.00 per share, resulting in net proceeds to us of approximately $87.2 million, after deducting underwriting discounts and commissions and offering expenses payable by us. Goldman, Sachs & Co., J.P. Morgan Securities LLC, Jefferies LLC, and Pacific Crest Securities LLC acted as underwriters. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We maintain the funds received in cash, cash equivalents and marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) with the Securities and Exchange Commission on May 9, 2013. From the effective date of the registration statement through December 31, 2014, we have used the net proceeds of the offering for working capital purposes and other general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(in thousands, except per share data)
Revenue	$100,483	$116,582	$95,872	$40,421	$23,484
Cost of revenue (1)	58,651	68,376	57,315	27,074	18,263
Gross profit	41,832	48,206	38,557	13,347	5,221
Operating expenses (1):
Research and development	36,115	32,609	18,447	12,986	10,430
Sales and marketing	43,565	40,102	25,243	12,825	7,919
General and administrative	15,241	13,082	6,055	3,310	2,380
Restructuring charges	627	—	—	—	—
Total operating expenses	95,548	85,793	49,745	29,121	20,729
Loss from operations	(53,716)	(37,587)	(11,188)	(15,774)	(15,508)
Other income (expense), net:
Change in fair value of derivative and warrant liabilities	(4,710)	—	—	—	—
Interest expense	(486)	(367)	(33)	(419)	(429)
Other income (expense), net	(32)	(2,635)	(5,340)	322	(406)
Total other income (expense), net	(5,228)	(3,002)	(5,373)	(97)	(835)
Loss before provision for income taxes	(58,944)	(40,589)	(16,561)	(15,871)	(16,343)
Provision for income taxes	280	143	40	14	1
Net loss	$(59,224)	$(40,732)	$(16,601)	$(15,885)	$(16,344)
Basic and diluted net loss per share (2)	$(1.26)	$(1.32)	$(6.60)	$(6.63)	$(7.54)
Weighted-average number of shares used in computing basic and diluted net loss per share	46,956	30,836	2,515	2,396	2,167

(1)     Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012	2011	2010
Cost of revenue	$378	$160	$57	$73	$—
Research and development	3,800	2,348	745	338	57
Sales and marketing	3,701	2,165	656	229	66
General and administrative	2,674	2,576	639	125	72
Total stock-based compensation	$10,553	$7,249	$2,097	$765	$195

(2)     See Note 9 to our audited consolidated financial statements for an explanation of the calculations of our basic and diluted net loss per share of common stock.

	Year ended December 31,
	2014	2013	2012	2011

Consolidated Balance Sheet Data	(in thousands)
Cash and cash equivalents	$47,740	$32,509	$20,221	$25,740
Short-term restricted cash	4,165	—	—	—
Marketable securities	—	31,639	—	—
Working capital	63,368	72,193	13,919	26,703
Property and equipment, net	11,896	11,155	6,485	3,791
Long-term restricted cash	7,868	—	—	—
Total assets	115,675	121,520	70,789	43,528
Total debt	18,498	5,000	12,563	45
Total deferred revenue	7,491	19,093	17,417	5,219
Derivative and warrant liabilities	36,280	—	—	—
Preferred stock warrant liability	—	—	6,254	900
Redeemable convertible preferred stock	—	—	98,133	98,133
Total stockholders' equity (deficit)	29,944	78,937	(83,055)	(68,675)

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
Overview
We have pioneered innovative, carrier-grade networking solutions that transform disparate and inefficient legacy networks into open, high-performance networks. Our solutions include high-capacity, multi-layer switching and transport platforms as well as a carrier-grade software-defined networking platform for network virtualization and control. Our solutions enable network operators to virtualize their networks, accelerate service delivery and increase scalability and performance, while reducing costs. We have designed our solutions to enable a variety of existing and emerging applications, including business Ethernet, wireless backhaul, broadband backhaul, cloud connectivity, bandwidth on demand and network functions virtualization (NFV).
Our Z-Series is a high-capacity, multi-layer switching and transport platform designed to support the multiple concurrent technologies used in regional and metro networks, including both Ethernet-based services as well as optical services. The Z-Series platform is architected to transport traffic over the most efficient network layer, utilizing both electrical and optical domains, to enable network operators to maximize network capacity at the lowest cost per bit. Our solutions are designed to support a variety of use cases from traffic aggregation at the network edge to multi-terabit switching optimized for handoff at the network core.
Our Blue Planet platform is a carrier-grade software-defined network (SDN) and NFV orchestration software platform built to address network operator requirements for network virtualization, management and control. Blue Planet is multi-function in that it is designed to simplify the management, deployment and orchestration of hardware and software elements from us or third-party vendors based on our customers’ requirements. To date, sales of our Z-Series platforms have accounted for substantially all of our revenue. Standalone sales of Blue Planet have accounted for an immaterial amount of our revenue and are expected to increase only modestly as a portion of our revenue in the near term. However, we expect that the portion of our revenue derived from standalone sales of Blue Planet will increase over the longer term.
Our customers range from service providers to high-performance data center and large, private network operators. Our solutions have been deployed primarily across North America, as well as in Asia and Europe.
Since inception, our revenue has been derived primarily from customers located in the United States. For the years ended December 31, 2014, 2013 and 2012 our largest customer was Windstream, which accounted for approximately 29%, 39% and 45% of our revenue. Additionally, Colt represented approximately 11% of our revenue for the year ended December 31, 2014 and TDS represented approximately 11% of our revenue for the year ended December 31, 2013. No other customers represented more than 10% of our revenue for the years ended December 31, 2014, 2013 and 2012.

In addition, approximately 13%, 13% and 9% of our revenue for the year ended December 31, 2014, 2013 and 2012 was attributable to Independent Operating Companies, (IOCs) and other telecommunications network providers that used government-supported loan programs or grants to fund purchases from us. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Revenue from customers located outside of the United States was approximately 22%, 9% and 5% of our revenue for the years ended December 31, 2014, 2013 and 2012. We expect the percentage of our revenue derived from international sales to fluctuate from period-to-period in the near term but to increase in the longer term.
Our customers have historically purchased our solutions using a pay-as-you-grow approach that begins with a targeted product purchase to address specific services or portions of their networks and expands over time to additional product purchases as they experience the benefits of our solutions. The sales cycle for a new customer deployment, from the time of prospect qualification to the completion of the first sale, may span multiple quarters if not years. Typically, after we have completed an initial customer deployment, we experience much shorter sales cycles.
We have historically employed a direct sales model. During 2012, we began to transition to a mixed sales channel approach, complementing our direct sales force with a channel distribution strategy in international markets. We expect to generate an increasing portion of our international sales through this network of channel partners in future periods.
We intend to continue to invest in our sales force, field operations and support capacity, and deepen our engagement with channel partners and establish relationships with new channel partners to target our existing core markets. We plan to target emerging customer verticals with use cases well suited to the benefits of our solutions, including cloud and content providers, educational institutions, large data center networks, governments, cable MSOs as well as enterprises that build and operate large, private networks.
We outsource the manufacturing of our Z-Series platforms. Our outsourced manufacturing model allows us to scale our business without the significant capital investment and ongoing expenses required to establish and maintain manufacturing operations. Our Z-Series platforms leverage industry standard components, and we work closely with our contract manufacturer and key suppliers to manage the procurement, quality and cost of these components. We seek to maintain an optimal level of finished goods inventory to meet our forecasted sales and accommodate unanticipated shifts in sales volume and mix while at the same time minimizing cash outflow.
We believe that our technological advantages will continue to support our growth and demand for our solutions. However, our business may be affected by future challenging economic conditions, decreased availability of capital for network infrastructure projects, or failure of the market for Blue Planet to develop. In addition, capital spending in our industry is cyclical and sporadic, can change on short notice and can fluctuate in response to outside factors such as the availability of government stimulus assistance. As a result, changes in spending behavior in any given quarter or during any economic downturn can reduce our revenue. Spending on network construction, maintenance, expansion and upgrades is also affected by seasonality, delays in the purchasing cycles and reductions in budgets of network operators. Finally, we may face direct and indirect risks as a result of our international operations, including expenses of doing business in multiple jurisdictions, differing regulatory environments, foreign currency fluctuations and varying collection practices.
Liquidity and Capital Resources - 2014 Notes & Warrants Offering
We require a significant amount of cash resources to operate our business. For example, in the nine months ended September 2014, we used approximately $35.2 million of cash, cash equivalents and marketable securities, including $30.4 million used in operating activities. At September 30, 2014, we had cash, cash equivalents and marketable securities of $28.9 million. At the time of the offering, given our forecasted levels of revenue, expenses and capital expenditures, we believed that our existing cash, cash equivalents and marketable securities, together with our cash collections would be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2015. We undertook the notes and warrants offering in the fourth quarter of 2014 in order to provide us with the working capital needed to continue to operate our business beyond the first quarter of 2015.
Based upon the successful offering of the notes and related warrants in December 2014, in addition to an improvement in our business environment for the fourth quarter of 2014 and into the first quarter of 2015, we believe that we have adequate capital resources for at least the next 12 months.
How We Generate Revenue
We generate revenue primarily from selling our Z-Series platforms, licensing our Blue Planet software-defined networking solutions and providing various professional services.
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
Cyan Blue Planet
In December 2012, we launched Blue Planet, our carrier-grade SDN and NFV platform that is designed to allow network operators of all types to manage their multi-vendor network and simplify the development, deployment and orchestration of scalable services over high-performance networks. In 2014 we introduced the ability to orchestrate virtual resources and functions and chain those to the physical network to streamline service creation and deployment. Blue Planet is available to customers regardless of whether they have deployed our Z-Series platforms in their networks. Customers may purchase Blue Planet using standard configurations to address common network needs or may customize their implementations by pairing the Blue Planet orchestration layer with their own selection of applications and element adapters. We offer Blue Planet on a variety of models. Where we sell Blue Planet on a term license basis or on a software-as-a-service (SaaS) basis deployed from the cloud, we invoice customers for the entire contract amount at the start of the contract term, which will lead to the majority of these invoiced amounts being treated as deferred revenue that will be recognized ratably over the term of the contract. While term-based licenses currently make up the majority of related revenues, we occasionally license software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from application software and related software elements which are not considered essential to the functionality of hardware is accounted for in accordance with software industry guidance, and therefore is recognized ratably over the longest service period for post-contract customer support (PCS) and professional services as we have not established VSOE for software or the related software elements.
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
Maintenance, Support, Training and Professional Services
We offer a range of services, including hardware installation and software and hardware maintenance and support, to provide a variety of customer service products and support through our technical support engineers as well as through our growing network of authorized and certified channel partners. These services are sold to our customers at the time of the initial product sale, typically for one-year terms that customers may choose to renew for successive annual or multi-year periods. These services are invoiced separately at the time of the initial product sale.

We also provide training and other professional services to our end-customers, including services related to the implementation, use, functionality and ongoing maintenance of our products. These services are invoiced separately when the services are delivered.
Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $7.5 million and $19.1 million as of December 31, 2014 and December 31, 2013. The majority of our deferred revenue at December 31, 2013 consisted of amounts related to sales of our Z-Series platforms, and related primarily to shipped and billed hardware awaiting customer acceptance. The remainder consisted primarily of term license, support and maintenance revenue that is recognized ratably over the contractual service period. At December 31, 2014, the majority of our deferred revenue related to term license, support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Over the longer term, we expect that the proportion of our deferred revenue relating to Blue Planet will increase relative to Z-Series related deferred revenue. In most cases, we expect to invoice our customers at the start of the Blue Planet license term, which will lead to the majority of these invoiced amounts being treated as deferred revenue and recognized ratably over the term of the contract or the associated maintenance period.
Components of Operating Results
Revenue
Our revenue has historically grown rapidly since our inception, increasing from $40.4 million in the year ended December 31, 2011, to $116.6 million in the year ended December 31, 2013. However, our revenue for 2014 fell below the level attained in 2013 to $100.5 million due to a number of factors, the most significant of which was a reduction in spending by our largest customer Windstream.

Costs of Revenue
Cost of revenue primarily consists of manufacturing costs of our products payable to our contract manufacturer. Our cost of revenue also includes third-party manufacturing and supply chain logistics costs, provisions for excess and obsolete inventory, warranty costs, hosting costs, certain allocated costs for facilities, depreciation and other expenses associated with logistics and quality control. Additionally, it includes salaries, benefits and stock-based compensation for personnel directly involved with manufacturing, installation, and certain support services.
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors. In the near term, we generally expect gross margin to remain relatively flat as our continued efforts and those of our contract manufacturer to manage our supply chain and raw materials pricing and scale efficiencies in our production model are offset against general marketplace price pressure. In the longer term, we expect that the market adoption of Blue Planet, and the resulting increase in Blue Planet revenue as a percentage of our revenue, will contribute to increases in gross margin. From time to time, however, we may experience lower gross margin in any particular period as a result of large initial deployments. These deployments typically include a significant proportion of lower-margin Z-Series chassis. As our customers expand their networks after large initial deployments, they typically purchase additional higher-margin line cards.

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

Research and Development. Research and development expense consists primarily of personnel and consultant costs. Research and development expense also includes costs for prototypes, lab supplies, product certification, travel, depreciation, recruiting and allocated costs for certain facilities costs.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes the costs of consultants, trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and allocated costs for certain facilities costs.

General and Administrative. General and administrative expense consists of personnel costs, professional services costs as well as allocated costs for certain facilities costs. General and administrative personnel include our executive, finance, human resources, IT and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs.

Restructuring Charges. Restructuring charges relate to a restructuring plan announced in November 2014 aimed at reducing the Company's annual operating expenses by an amount in the range of $10 million to $13 million and reducing its operating loss. The restructuring activities primarily involved the elimination of certain full time and contract positions and the related severance costs. The majority of individuals impacted by the restructuring left the Company by December 31, 2014.

Stock-Based Compensation
Stock-based compensation expense was $10.6 million, $7.2 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012. We expect to continue to incur significant stock-based compensation expense and anticipate further growth in stock-based compensation expense as we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenue	$378	$160	$57
Research and development	3,800	2,348	745
Sales and marketing	3,701	2,165	656
General and administrative	2,674	2,576	639
Total stock-based compensation	$10,553	$7,249	$2,097

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

Other income (expense), net
Change in fair value of derivative and warrant liabilities. In December 2014, the Company issued $50.0 million aggregate principal amount of 8.0% convertible senior notes due December 15, 2019 (the Notes). The Notes include a conversion option, including contingent conversion, a make-whole conversion adjustment, and certain interest features which are accounted for as a single compound embedded derivative (the Compound Embedded Derivative). In connection with the issuance of the notes we also issued certain warrants. We have classified the Compound Embedded Derivative Liability and warrants as derivative liabilities. They are recorded at fair value and are subject to re-measurement at each balance sheet date. We will recognize any change in fair value in our statements of operations.
Interest Expense. Interest expense consists of interest on our notes payable and convertible debt as well as amortization of loan fees. In December 2012, we established a loan facility consisting of a revolving loan facility and a term loan facility governed by a Loan and Security Agreement with Silicon Valley Bank (SVB). In December 2014, we paid the then outstanding balance of approximately $3.4 million under the SVB loan facility and terminated the facility.
Interest expense on our 8.0% notes represents the coupon interest together with the non-cash interest expense resulting from the accretion of the debt discount.

Other Income (Expense), Net. Prior to our IPO, other income (expense), net consisted primarily of the change in fair value of our preferred stock warrant liability offset in part by interest income. Upon the closing of the IPO, the preferred stock warrant liability was reclassified from current liabilities to additional paid-in capital. We performed the final re-measurement of the warrant in May 2013 in connection with completion of the IPO.

Provision for Income Taxes

Provision for income taxes consists primarily of state franchise and minimum taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to the uncertainty as to the realization of the benefits of our domestic deferred tax assets (including net operating loss carryforwards and research and development and other tax credits), we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance in the near term. We also expect our provision for income taxes to increase in future years.

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

As of December 31, 2014 we had $108.1 million of federal and $84.1 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2015 for state income tax purposes. Our ability to use our net operating loss carryforwards to offset any future taxable income may currently, or in the future be subject to limitations in the event that we experience a change of ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, (Internal Revenue Code). We established a full valuation allowance to offset net deferred tax assets as of December 31, 2014, 2013 and 2012 due to the uncertainty of generating sufficient future taxable income.

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

A portion of our sales in 2013 were made through multi-year lease agreements.  These lease agreements included a bargain purchase option and met the criteria for treatment as sales-type leases. Under sales-type leases, we recognized revenue for our hardware products, net of post-installation product maintenance and technical support, at the net present value of the lease payment stream at the point in time the lessee had the right to use the underlying asset. We optimized our cash flows by selling a majority of these lease receivables to third party financing organizations on a non-recourse basis in the quarter they arose. Aside from our standard product warranty, which is provided in the normal course of business, we had no obligation to the third party financing organizations once the lease receivables were sold. The related lease receivables were derecognized upon their sale since we neither retained a substantial risk of default by the lessee nor did we provide any guarantee of residual value of the underlying leased equipment. At December 31, 2013 the lease receivable balance was $0.6 million and by the end of the first quarter of 2014 the remaining lease receivables were sold.

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
We also deliver Blue Planet to customers most frequently on a term license basis, with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of related revenues, we occasionally license software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from Blue Planet, which is not considered essential to the functionality of hardware, is accounted for in accordance with software industry guidance and therefore is recognized ratably over the longest service period for post-contract customer support (PCS) and professional services as we have not established VSOE for Blue Planet or the related software elements.

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
Derivative liabilities — Our 8.0% Notes include a conversion option, including contingent conversion, a make-whole conversion adjustment, and certain interest features which are accounted for as a single compound embedded derivative (the Compound Embedded Derivative). We have determined that this feature is an embedded derivative and have recognized the fair value of this liability on our balance sheet, with subsequent changes to fair value recorded through earnings at each reporting period in our statements of operations as a change in fair value of derivative liabilities. The fair value of the Compound Embedded Derivative was determined based on a binomial lattice model.
We issued detachable warrants in conjunction with issuing the Notes. The warrants are classified as derivative liabilities and recorded at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations. The fair value of each warrant is estimated by utilizing a Black-Scholes option-pricing model
Lease Receivables — During the year ended December 31, 2013 we provided lease arrangements for one customer. We classified these arrangements as lease receivables, which represented sales-type leases resulting from the sale of our products. Lease receivables consisted of arrangements with this customer, which generally have three-year terms. We retained title to the underlying assets for the term of the lease or until the point in time at which the lease receivable was sold to a third party financing organization. Aside from standard product warranty, which is provided in the normal course of business, we have no obligation to the third party financing organizations once the lease receivables have been sold. Pursuant to such a sale, if we retain no substantial risk of default by the lessee nor provide any guarantee of residual value of the underlying leased equipment, then the related lease receivables will be derecognized.
Inventories — Inventories consisting of finished goods purchased from the contract manufacturer are stated at the lower of cost or market value, with cost being determined using standard cost, which approximates actual cost, on a first-in, first-out basis. We regularly monitor inventory quantities on hand and on order and record write-downs as a component of cost of revenue for excess and obsolete inventories based on our estimate of the demand for our products, potential obsolescence of technology, product life cycles and whether pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. This evaluation requires significant judgment and is based on the factors discussed above. Actual demand may differ from forecasted demand and may have a material effect on gross margins. If inventory is written down, a new cost basis will be established that cannot be increased in future periods.

Warranties — We generally offer limited warranties for our hardware products for periods of one to ten years. We recognize estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. This evaluation requires significant judgment and is based on the factors discussed above. Actual warranty expenses are charged against our estimated warranty liability when incurred. Factors that affect our liability include the number of installed units, historical and anticipated rates of warranty claims and the cost per claim.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 requires retrospective application by either a “full retrospective” adoption in which the standard is applied to all of the periods presented or a “modified retrospective” adoption for fiscal years beginning after December 15, 2016. The standard will be effective for us in the first quarter of fiscal 2017. Early adoption is not permitted. We have not selected a transition method and are currently assessing the potential impact on our financial statements from adopting this new guidance.
In August 2014 the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The standard will be effective for us in the first quarter of fiscal 2017. Early adoption is permitted. We are currently assessing the potential impact on our financial statements from adopting this new guidance.
Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenue for those periods. The period-to-period comparison of our financial results is not necessarily indicative of our future results.

	Year Ended December 31,
	2014	2013	2012

	(in thousands, except per share data)
Revenue	$100,483	$116,582	$95,872
Cost of revenue	58,651	68,376	57,315
Gross profit	41,832	48,206	38,557
Operating expenses:
Research and development	36,115	32,609	18,447
Sales and marketing	43,565	40,102	25,243
General and administrative	15,241	13,082	6,055
Restructuring charges	627	—	—
Total operating expenses	95,548	85,793	49,745
Loss from operations	(53,716)	(37,587)	(11,188)
Other income (expense), net:
Change in fair value of derivative and warrant liabilities	(4,710)	—	—
Interest expense	(486)	(367)	(33)
Other income (expense), net	(32)	(2,635)	(5,340)
Total other expense, net	(5,228)	(3,002)	(5,373)
Loss before provision for income taxes	(58,944)	(40,589)	(16,561)
Provision for income taxes	280	143	40
Net loss	$(59,224)	$(40,732)	$(16,601)
Basic and diluted net loss per share	$(1.26)	$(1.32)	$(6.60)
Weighted-average number of shares used in computing basic and diluted net loss per share	46,956	30,836	2,515

	Year Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	58.4%	58.7%	59.8%
Gross profit	41.6%	41.3%	40.2%
Operating expenses:
Research and development	35.9%	28.0%	19.2%
Sales and marketing	43.4%	34.4%	26.4%
General and administrative	15.2%	11.2%	6.3%
Restructuring charges	0.6%	—%	—%
Total operating expenses	95.1%	73.6%	51.9%
Loss from operations	(53.5)%	(32.3)%	(11.7)%
Other income (expense), net:
Change in fair value of derivative and warrant liabilities	(4.7)%	—%	—%
Interest expense	(0.5)%	(0.3)%	—
Other income (expense), net	—%	(2.3)%	(5.6)%
Total other expense, net	(5.2)%	(2.6)%	(5.6)%
Loss before provision for income taxes	(58.7)%	(34.9)%	(17.3)%
Provision for income taxes	0.2%	0.1%	—
Net loss	(58.9)%	(35.0)%	(17.3)%
Revenue

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Revenue	$100,483	$116,582	$95,872

Revenue decreased by $16.0 million, or 13.7%, from the year ended December 31, 2013 to the year ended December 31, 2014. The decline was primarily due to a $16.2 million decrease in revenue from our largest customer and our inability to offset a substantial majority of that decline with increases in revenue from other customers. Overall, our U.S. revenue declined by $27.7 million, or 26.1%, from 2013 to 2014. This decline was partially offset by an increase in our international revenue of $11.6 million or 114% from 2013 to 2014. Our revenue in 2014 and 2013 was substantially related to sales of our Z-Series platforms.
Revenue increased by $20.7 million, or 21.6%, from the year ended December 31, 2012 to the year ended December 31, 2013. This increase was primarily attributable to increased unit shipments of our Z-Series platforms.

Approximately 22%, 9% and 5% of our revenue for the years ended December 31, 2014, 2013 and 2012 were attributable to customers located outside the United States. We continue to expand into international locations and introduce our products in new markets and expect international revenue to increase in dollar amount over time.
We believe that the continued growth in bandwidth demand and increased acceptance of our software-defined networking technology and our high-capacity, multi-layer switching and transport platforms, as an alternative to router-based architecture, will drive our long-term revenue growth. We anticipate our first quarter 2015 revenue will be higher than the revenue we recorded in the fourth quarter of 2014 and that our revenue for 2015 as a whole will exceed the revenue we recorded for 2014 as a whole. Our revenue growth, however, is susceptible to quarter-to-quarter fluctuations. For example, revenue in the fourth quarter of 2013 declined by $16.8 million, or 45%, from the level achieved in the third quarter of 2013. This decline was primarily a result of decreased revenue from our largest customer as well as lower than anticipated revenue from other customers that had largely depleted their 2013 capital budgets.

Cost of Revenue, Gross Profit and Gross Margin

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Cost of Revenue	$58,651	$68,376	$57,315
Gross Profit	$41,832	$48,206	$38,557
Gross Margin	41.6%	41.3%	40.2%

Cost of revenue decreased by $9.7 million, or 14.2%, and gross profit decreased by $6.4 million, or 13%, for the year ended December 31, 2014 from the year ended December 31, 2013, corresponding to the decreased revenue. Gross margin increased by 0.3% to 41.6% from 41.3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Cost of revenue increased by $11.1 million, or 19.3%, and gross profit increased by $9.6 million, or 25.0%, for the year ended December 31, 2013 from the year ended December 31, 2012, corresponding to the increased revenue. Gross margin increased by 1.1% to 41.3% from 40.2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
We anticipate our gross margins will fluctuate from period to period depending on the product mix sold, large initial deployments as well as other factors including provisions for warranty, inventory excess and obsolescence charges and the level of revenue experienced in any particular period.
Research and Development

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Research and development	$36,115	$32,609	$18,447
Percent of total revenue	35.9%	28.0%	19.2%
Research and development expense increased by $3.5 million, or 10.8%, from the year ended December 31, 2013 to the year ended December 31, 2014. The increase was primarily due to an increase in personnel-related costs of $3.1 million (including a $1.5 million increase in stock-based compensation) to support continued investment in Blue Planet and our Z-Series platforms. An additional component of the increase included an increase in depreciation of $0.9 million related to enhanced lab infrastructure, partially offset by decreases in prototype and lab supplies of $0.3 million and travel and entertainment expenses of $0.3 million.
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

In the near term, we expect our research and development expenses to be somewhat lower as a result of our restructuring efforts, both in absolute terms and as a percent of revenue.

Sales and Marketing

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Sales and Marketing	$43,565	$40,102	$25,243
Percent of total revenue	43.4%	34.4%	26.4%
Sales and marketing expense increased by $3.5 million, or 8.6%, from the year ended December 31, 2013 to the year ended December 31, 2014 primarily due to an increase of $4.9 million (including a $1.5 million increase in stock-based compensation) in personnel-related expenses. We also experienced increases in marketing expenses of $0.3 million partially offset by decreases in professional services of $0.9 million, travel and related expenses of $0.3 million and bad debt expense of $0.6 million.
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
In the near term, we expect our sales and marketing expenses to be somewhat lower both in absolute terms and as a percent of revenue.
General and Administrative

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
General and administrative	$15,241	$13,082	$6,055
Percent of total revenue	15.2%	11.2%	6.3%
General and administrative expense increased by $2.2 million, or 16.5%, from the year ended December 31, 2013 to the year ended December 31, 2014. The increase was primarily due to a $0.8 million increase in accounting, legal, and outside services expenses. Additional components of the increase included personnel-related expenses of $0.7 million including a $0.1 million increase in stock-based compensation as well as increases in corporate expenses including insurance of $0.6 million.
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
We expect our general and administrative expenses to be somewhat lower in the near term both in absolute amount and as a percent of revenue.

Restructuring Charges

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Restructuring charges	$627	$—	$—
Percent of total revenue	0.6%	—%	—%

Restructuring charges in the year ended December 31, 2014 relates to a restructuring plan announced in November 2014 aimed at reducing our annual operating expenses by an amount in the range of $10 million to $13 million as well as reducing our operating loss. The restructuring activities primarily involved the elimination of certain full time and contract positions. As substantially all affected employees had left the Company by December 31, 2014, we do not expect any additional charges related to these restructuring efforts.

Change in fair value of derivative and warrant liabilities

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Change in fair value of derivative and warrant liabilities	$(4,710)	$—	$—

We have classified the Compound Embedded Derivative liability and warrants associated with our 8.0% Notes as derivative liabilities and recorded them at fair value. These derivative liabilities are subject to re-measurement at each balance sheet date and we recognize any change in fair value in our statements of operations. The change in the fair value of these derivative liabilities of $4.7 million for the year ended December 31, 2014 is due primarily to the increase in value of our common stock from the date the Company issued the 8.0% notes on December 12, 2014 or $2.30 to the balance sheet date of December 31, 2014 or $2.50.

In the future, the change in fair value of derivative and warrant liabilities resulting from changes in the fair market value of our common stock could be significant. For example, the fair market value of our common stock at December 31, 2014, was $2.50 which resulted in a charge of $4.7 million. If the fair market value on that date had been $3.50, the charge in the fourth quarter would have been $29.2 million.

Interest Expense

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Interest expense	$(486)	$(367)	$(33)

Interest expense for the year ended December 31, 2014 related to obligations under our revolving and term loans, which were entered into during December 2012, as well as the Notes entered into in December 2014. As of December 31, 2014, our revolving and term loans were fully repaid and the arrangements had been terminated. As of December 31, 2014, the company had $18.5 million outstanding of convertible debt, net of discount. The effective interest rate applicable to the debt balance is 48.9%. The difference between this interest rate and the Notes’ 8.0% coupon rate will be accreted to the debt balance over the 5-year term of the Notes.

Interest expense for the year ended December 31, 2013 related to obligations under or term loans. As of December 31, 2013 we had a $5.0 million term loan balance. This amount was fully repaid as of December 31, 2014. Interest expense for the years ended December 31, 2012 related to our notes payable, which matured and were fully repaid in the first quarter of 2012.

Other Income (Expense), Net

	Year ended December 31,
	2014	2013	2012

	(dollars in thousands)
Interest income	$175	$79	33
Preferred stock warrant liabilities	—	(2,602)	(5,354)
Foreign currency	(39)	(82)	(20)
Other	(168)	(30)	1
Other Income (expense), net	$(32)	$(2,635)	$(5,340)
Other income (expense), net decreased to an expense of $32 thousand for the year ended December 31, 2014 from an expense of $2.6 million for the year ended December 31, 2013. The decrease was primarily due to the absence in 2014 of preferred stock warrants, which upon completion of the Company's IPO in May 2013, were re-classed to additional paid-in capital.
Other income (expense), net changed to an expense of $2.6 million for the year ended December 31, 2013 from an expense of $5.3 million for the year ended December 31, 2012 primarily due to the change in value of the preferred stock warrant liabilities.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended December 31, 2014. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2013	2013	2013	2013	2014	2014	2014	2014
	(in thousands, except per share data)
Revenue	$26,319	$31,686	$37,694	$20,883	$19,038	$24,392	$26,599	$30,454
Cost of revenue	15,402	17,936	22,605	12,433	11,615	14,268	15,684	17,084
Gross profit	10,917	13,750	15,089	8,450	7,423	10,124	10,915	13,370
Operating expenses:
Research and development	7,239	8,158	9,220	7,992	9,472	9,620	8,856	8,167
Sales and marketing	8,017	10,821	10,518	10,746	11,029	11,331	10,515	10,690
General and administrative	2,863	3,095	3,895	3,229	4,563	3,711	3,531	3,436
Restructuring charges	—	—	—	—	—	—	—	627
Total operating expenses	18,119	22,074	23,633	21,967	25,064	24,662	22,902	22,920
Loss from operations	(7,202)	(8,324)	(8,544)	(13,517)	(17,641)	(14,538)	(11,987)	(9,550)
Other income (expense), net	(2,127)	(743)	(42)	(90)	(109)	(91)	363	(5,391)
Loss before provision for income taxes	(9,329)	(9,067)	(8,586)	(13,607)	(17,750)	(14,629)	(11,624)	(14,941)
Provision for income taxes	21	21	25	76	50	43	88	99
Net loss	$(9,350)	$(9,088)	$(8,611)	$(13,683)	$(17,800)	$(14,672)	$(11,712)	$(15,040)
Basic and diluted net loss per share	$(3.61)	$(0.33)	$(0.19)	$(0.29)	$(0.38)	$(0.31)	$(0.25)	$(0.32)
Weighted-average number of shares used in computing basic and diluted net loss per share	2,593	27,425	46,262	46,412	46,636	46,882	47,076	47,220

Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2013	2013	2013	2013	2014	2014	2014	2014
Cost of revenue	$29	$31	$61	$39	$60	$113	$96	$109
Research and development	401	511	773	663	915	1,021	955	909
Sales and marketing	313	560	571	721	798	957	1,008	938
General and administrative	319	738	793	726	742	676	600	656
Total stock-based compensation	$1,062	$1,840	$2,198	$2,149	$2,515	$2,767	$2,659	$2,612
Liquidity and Capital Resources
We had cash and cash equivalents of $47.7 million at December 31, 2014. Cash and cash equivalents consist of cash and money market funds. In addition we had $12.0 million in restricted cash at December 31, 2014 of which $7.9 million is classified as long term.

On December 12, 2014, we issued $50.0 million aggregate principal amount of 8.0% Convertible Senior Secured Notes due December 15, 2019 and related warrants. The notes bear interest at a rate of 8.0% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The notes will mature on December 15, 2019, unless earlier converted, redeemed or purchased. The notes are convertible into shares of our common stock at a conversion price of $2.44 per share, which represents an 18% premium to our closing stock price on December 4, 2014, the date of pricing of the offering, pursuant to certain terms as specified in detail below. The notes are convertible at any time on and after January 15, 2016 subject to certain exceptions for specified corporate transactions as described below. Aggregate offering expenses in connection with the transaction, including the placement agent's fee of $2.3 million, were approximately $3.5 million, resulting in net proceeds of $46.5 million. We used approximately $3.4 million to repay in full borrowings under our then existing secured credit facility with SVB and terminated the facility. As part of the transaction, we deposited approximately $12.0 million of the aggregate principal amount of convertible notes sold pursuant to the offering into an escrow account to fund, when due, the first six interest payments on the notes, which are due on a semi-annual bases. The remainder of the net proceeds will be used for general corporate purposes, including for working capital and capital expenditures.

During the year ended December 31, 2013 we provided lease arrangements for one qualified end-user customer. We classified these arrangements as lease receivables, which represent sales-type leases resulting from the sale of our products. Lease receivables consist of arrangements with this customer and generally have three-year terms. As of December 31, 2014 and 2013, we had zero and $0.6 million of lease receivables.
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
On December 21, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provided a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. Loans drawn under the Loan and Security Agreement were used for working capital and general corporate purposes. As of December 31, 2014, we had no outstanding debt from this agreement. As of December 31, 2013, we had drawn down $5.0 million as term loans and zero and as revolving loans. This loan balance was fully repaid during 2014 and we terminated the credit facility in December 2014.
We believe that our existing cash and cash equivalents, together with our expected cash flow from operations, will be sufficient to meet our projected operating and capital expenditure requirements for at least the next 12 months.
The following table summarizes our cash flows (in thousands):

	Year ended December 31,
	2014	2013	2012
Net cash used in operations	$(42,101)	$(30,557)	$(12,463)
Net cash provided by (used in) investing activities	15,261	(38,250)	(5,698)
Net cash provided by financing activities	42,156	81,160	12,634
Effect of exchange rates on cash and cash equivalents	(85)	(65)	8
Net increase (decrease) in cash and cash equivalents	$15,231	$12,288	$(5,519)

Operating Activities
In the year ended December 31, 2014 we used cash in operations of $41.3 million. Cash used in operations resulted from a net loss of $59.2 million, which was partially offset by $10.6 million in non-cash stock-based compensation, a $4.7 million non-cash charge related to the change in fair value of derivative and warrant liabilities, and $3.6 million of depreciation and amortization. The net change in operating assets and liabilities at December 31, 2014 compared to December 31, 2013 was $2.3 million. This included an $8.2 million decrease in our inventory balance as we were successful in our efforts to better utilize our inventory to fulfill our sales volume during the year. Accounts payable and accrued expenses increased by approximately $4.7 million, primarily as a result of timing of payments to our contract manufacturer. This was offset by a decrease in deferred revenue net of deferred costs of $4.6 million in 2014 compared to 2013 primarily related to acceptance being received from customers with contracts under federal broadband stimulus programs and a $9.0 million increase in accounts receivable related to the increase in revenue in the fourth quarter of 2014 compared to the fourth quarter of 2013.
In the year ended December 31, 2013, we used cash in operations of $30.6 million primarily as a result of a net loss of $40.7 million, partially offset by $12.6 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. The net change in operating assets and liabilities at December 31, 2013 compared to December 31, 2012 was $2.7 million. This included an increase in inventories of $7.7 million as we prepared to meet anticipated customer demand, a portion of which did not materialize in the fourth quarter of 2013. Accounts payable decreased by approximately $2.8 million, primarily as a result of timing of payments to our contract manufacturer. This was partially offset by an increase in deferred revenue of $1.7 million which primarily relates to shipped and billed hardware awaiting formal acceptance from customers with contracts under federal broadband stimulus programs. Accounts receivable decreased by approximately $4.6 million mainly due to decreased revenue in the fourth quarter of 2013, as well as to the collection of a large receivable in the fourth quarter of 2013. Additionally, accrued compensation increased by $1.2 million as we increased total headcount.
In the year ended December 31, 2012, we used cash in operations of $12.5 million primarily as a result of a net loss of $16.6 million, partially offset by $9.3 million in non-cash depreciation and amortization, stock-based compensation and revaluation of preferred stock warrants. In addition, we experienced increases in a majority of our working capital accounts, primarily due to significant increases in our operations as a result of growth in the business. Accounts receivable increased $12.7 million, primarily due to the significant increase in shipments and billings and inventories increased $8.2 million as we prepared for increases in shipments to customers based on demand for our products. These changes were partially offset by an increase in deferred revenue of $12.2 million, partially offset by an increase in deferred costs of $5.9 million related to such deferred revenue. In addition, accounts payable and accrued liabilities increased approximately $7.6 million, primarily as a result of significant inventory purchases and timing of payments of invoices from our contract manufacturer. Additionally, accrued compensation increased by $2.3 million as we increased total headcount.

Investing Activities

In the year ended December 31, 2014, cash used in investing activities primarily related to purchases of marketable securities and capital expenditures, such as lab equipment, tooling and computer hardware to support our business. Marketable securities consist of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Generally, our marketable securities have maturity dates up to two years from our date of purchase, and active markets for these securities exist. Cash provided by investing activities in the year ended December 30, 2014 was $15.3 million and primarily related to $31.7 million proceeds from the maturity and sale of marketable securities, net of purchases, partially offset by capital expenditures of $4.3 million. In addition, at December 31, 2014, we had a restricted cash balance of $12.0 million related the Notes.

In the year ended December 31, 2013, we used $31.6 million to purchase marketable securities and $6.1 million for capital expenditures, for total cash used for investing activities of $38.3 million.

In the year ended December 31, 2012, we used $5.7 million in cash for investing activities primarily related to the purchase of lab equipment, tooling and computer hardware to support our growth.
Financing Activities

In the year ended December 31, 2014, cash provided by financing activities was $42.2 million. In December 2014, the convertible debt offering provided $47.7 million of net proceeds. During the year we paid off our term loan of $5.0 million and used $0.7 million to pay taxes on restricted stock units that were net-share settled. This cash usage was partially offset by $0.5 million in proceeds from the exercise of stock options.
In the year ended December 31, 2013, cash provided by financing activities was $81.2 million. In May 2013, we completed our initial public offering which generated aggregate net proceeds of $87.2 million, net of underwriting discounts and commissions and offering costs. This was partially offset by repayment of $7.6 million outstanding under our revolving loan facility. Additionally, we received $1.4 million proceeds from the exercise of stock options and preferred stock warrants during the year ended December 31, 2013.

In the year ended December 31, 2012, cash provided by financing activities reflected proceeds of $12.6 million related to a $7.6 million draw on our newly established revolving loan facility, a $5.0 million draw on our newly established term loan facility and $116,000 from the exercise of stock options.

Contractual Obligations and Commitments

We lease our headquarters in Petaluma, California and other locations worldwide under non-cancelable operating leases that expire at various dates through 2025. In addition, we subcontract with other companies to manufacture and supply components for our products. During the normal course of business, our contract manufacturer procures components from suppliers based on our forecasts. If we cancel all or part of the orders, we will be liable to our contract manufacturer for the cost of the components purchased by the subcontractors to manufacture our products. We periodically review this potential liability and, as of December 31, 2014, we had no significant related accruals recorded. Our financial position and results of operations could be negatively impacted if we are required to compensate our contract manufacturer for any unrecorded liabilities incurred.

In April 2007 we entered into a lease for our headquarters facility in Petaluma, California. As amended to date, the 2007 lease provides for the lease of 18,895 square feet and expires in 2025. As of December 31, 2014, our total remaining obligations under the 2007 lease were $6.0 million. In July 2013, we entered into a lease for an additional 20,005 square feet of space in Petaluma, California, increasing by a further 18,773 square feet in 2016. The 2013 lease expires concurrently with the 2007 lease in 2025. Total remaining obligations under the 2013 lease are $11.5 million with payments starting in 2015. We have an option to extend the term of both leases for an additional five-year period.
In December 2014, we issued $50.0 million aggregate principal amount of 8.0% Convertible Senior Secured Notes due December 15, 2019, as described above.

The following table summarizes our fixed and determinable contractual obligations at December 31, 2014 including leases:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$18,064	$1,294	$3,217	$3,603	$9,950
Convertible debt (1)	70,825	4,165	8,330	58,330	—
Purchase commitments (2)	9,706	9,706	—	—	—
Total	$98,595	$15,165	$11,547	$61,933	$9,950

(1) Represents repayment of principal and interest over the five-year term of the convertible debt.
(2) Consists of minimum purchase commitments with our contract manufacturer.

Prior to obtaining-or if we do not obtain-stockholder approval to fully settle the conversion of our convertible notes and exercise of the related warrants, we would be required to settle these obligations in cash. Because the cash settlement amount of the notes and warrants increases if our stock price increases, increases in our stock price would result in an increase in the amount we would have to pay upon conversion of the notes and exercise of the warrants. For example, prior to obtaining stockholder approval-or if we don’t obtain stockholder approval if the price of our common stock used for purposes of measuring the settlement amount of the notes and warrants were $4.00 per share, we would be obligated to issue approximately 5.3 million shares of our common stock and pay cash of approximately $65.1 million to settle full conversion of the notes and exercise of the warrants. If the price of our common stock used for these calculations were $5.00 per share, the amounts would be approximately 6.9 million shares and $83.3 million in cash.
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

Guaranties, Warranties and Indemnifications
We generally offer hardware warranties on our products for one to ten years based on a tiered structure as determined by the type of customer. In accordance with the Financial Accounting Standards Board’s (FASB’s) Accounting Standards Codification (ASC 450-20) Loss Contingencies, we record an accrual when we believe it is estimable and probable based upon historical experience. We record a provision for estimated future warranty work in cost of goods sold upon recognition of revenue and we review the resulting accrual regularly and periodically adjust it to reflect changes in warranty estimates.
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
We had cash and cash equivalents of $47.7 million at December 31, 2014. Cash and cash equivalents consist of cash and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and cash equivalents. We do not enter into marketable securities for trading or speculative purposes.
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
Historically, as our operations and sales, including all of our manufacturing, have been primarily in the United States, we have not faced any significant foreign currency risk. As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion efforts. Conversely, a strengthening U.S. dollar could make it more difficult for us to compete in markets outside of the United States.
Changes in our stock price can have a material impact on the costs associated with our convertible notes and related warrants. Prior to obtaining-or if we do not obtain-stockholder approval to fully settle the conversion of our convertible notes and exercise of the related warrants, we would be required to settle these obligations in cash. Because the cash settlement amount of the notes and warrants increases if our stock price increases, increases in our stock price would result in an increase in the amount we would have to pay upon conversion of the notes and exercise of the warrants. For example, prior to obtaining stockholder approval-or if we don’t obtain stockholder approval if the price of our common stock used for purposes of measuring the settlement amount of the notes and warrants were $4.00 per share, we would be obligated to issue approximately 5.3 million shares of our common stock and pay cash of approximately $65.1 million to settle full conversion of the notes and exercise of the warrants. If the price of our common stock used for these calculations were $5.00 per share, the amounts would be approximately 6.9 million shares and $83.3 million in cash. In addition, changes in the price of our common stock result in changes in the fair value of the derivative liabilities associated with the convertible notes and warrants and could cause our charges for these liabilities to change significantly from period to period. For example, the fair market value of our common stock at December 31, 2014, which resulted in a charge of $4.7 million, was $2.50. If the fair market value on that date had been $3.50, the charge in the fourth quarter would have been $29.2 million.

Item 8. Financial Statements and Supplementary Data

Cyan, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cyan, Inc.

We have audited the accompanying consolidated balance sheets of Cyan, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyan, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP
San Francisco, California
March 27, 2015

Cyan, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$47,740	$32,509
Restricted cash	4,165	—
Marketable securities	—	31,639
Accounts receivable (net of allowance for doubtful accounts of $227 and $147 at December 31, 2014 and 2013)	23,511	14,558
Short-term lease receivable	—	201
Inventories	12,362	20,746
Deferred costs	1,317	8,286
Prepaid expenses and other	3,079	1,378
Total current assets	92,174	109,317
Long-term restricted cash	7,868	—
Long-term lease receivable	—	403
Property and equipment, net	11,896	11,155
Other assets	3,737	645
Total assets	$115,675	$121,520
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$12,058	$8,474
Accrued liabilities	6,775	3,786
Accrued compensation	4,146	4,895
Term loan, current portion	—	1,604
Deferred revenue	5,646	17,516
Deferred rent	181	115
Other liabilities	—	734
Total current liabilities	28,806	37,124
Convertible debt, net of discount	18,498	—
Derivative and warrant liabilities	36,280	—
Term loan, non-current portion	—	3,396
Deferred revenue	1,845	1,577
Deferred rent	302	486
Total liabilities	85,731	42,583
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of December 31, 2014 and 2013.	—	—
Common stock, $0.0001 par value: 1,000,000,000 authorized as of December 31, 2014 and 2013; 47,305,129 and 46,536,436 shares issued and outstanding as of December 31, 2014 and December 31, 2013.	5	5
Additional paid in-capital	216,607	206,300
Accumulated other comprehensive loss	(162)	(86)
Accumulated deficit	(186,506)	(127,282)
Total stockholders’ equity	29,944	78,937
Total liabilities and stockholders’ equity	$115,675	$121,520

See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenue	$100,483	$116,582	$95,872
Cost of revenue	58,651	68,376	57,315
Gross profit	41,832	48,206	38,557
Operating expenses:
Research and development	36,115	32,609	18,447
Sales and marketing	43,565	40,102	25,243
General and administrative	15,241	13,082	6,055
Restructuring charges	627	—	—
Total operating expenses	95,548	85,793	49,745
Loss from operations	(53,716)	(37,587)	(11,188)
Other income (expense), net:
Change in fair value of derivative and warrant liabilities	(4,710)	—	—
Interest expense	(486)	(367)	(33)
Other income (expense), net	(32)	(2,635)	(5,340)
Total other expense, net	(5,228)	(3,002)	(5,373)
Loss before provision for income taxes	(58,944)	(40,589)	(16,561)
Provision for income taxes	280	143	40
Net loss	$(59,224)	$(40,732)	$(16,601)
Basic and diluted net loss per share	$(1.26)	$(1.32)	$(6.60)
Weighted-average number of shares used in computing basic and diluted net loss per share	46,956	30,836	2,515

See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(59,224)	$(40,732)	$(16,601)
Other comprehensive income (loss):
Foreign currency translation adjustments	(60)	(83)	8
Unrealized gains (losses) on available for sale securities and reclassification to realized gains and losses, net of tax	(16)	16	—
Total other comprehensive income (loss)	(76)	(67)	8
Comprehensive loss	$(59,300)	$(40,799)	$(16,593)
See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 1, 2012	33,897,005	$98,133	2,440,771	$—	$1,301	$(27)	$(69,949)	$(68,675)
Issuance of common stock under employee stock plans	—	—	134,449	—	116	—	—	116
Stock-based compensation	—	—	—	—	2,097	—	—	2,097
Foreign currency translation adjustment	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(16,601)	(16,601)
Balances at December 31, 2012	33,897,005	98,133	2,575,220	—	3,514	(19)	(86,550)	(83,055)
Issuance of common stock under employee stock plans	—	—	289,479	—	412	—	—	412
Issuance of common stock upon initial public offering (IPO), net of issuance costs of $3,854	—	—	8,899,022	2	87,183	—	—	87,185
Conversion of convertible preferred stock to common stock upon IPO	(33,897,005)	(98,133)	33,897,005	3	98,130	—	—	98,133
Reclassification of preferred stock warrant liability upon IPO	—	—	469,717	—	8,856	—	—	8,856
Exercise of preferred stock warrants upon IPO	—	—	405,993	—	975	—	—	975
Unrealized gains on available for sale securities	—	—	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	7,230	—	—	7,230
Foreign currency translation adjustment	—	—	—	—	—	(83)	—	(83)
Net loss	—	—	—	—	—	—	(40,732)	(40,732)
Balances at December 31, 2013	—	—	46,536,436	5	206,300	(86)	(127,282)	78,937
Issuance of common stock under employee stock plans	—	—	1,005,777	—	495	—	—	495
Unrealized loss on available for sale securities	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	10,553	—	—	10,553
Payroll taxes withheld related to vested restricted stock units	—	—	(237,084)	—	(741)	—	—	(741)
Foreign currency translation adjustment	—	—	—	—	—	(60)	—	(60)
Net loss	—	—	—	—	—	—	(59,224)	(59,224)
Balances at December 31, 2014	—	$—	47,305,129	$5	$216,607	$(162)	$(186,506)	$29,944

See accompanying Notes to Consolidated Financial Statements.

Cyan, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(59,224)	$(40,732)	$(16,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,589	2,721	1,801
Provision for doubtful accounts	80	643	—
Stock-based compensation	10,553	7,249	2,097
Change in fair value of derivative and warrant liabilities	4,710	2,602	5,354
Non-cash interest expense	313	—	—
Loss on extinguishment of debt	10	—	—
Loss on disposal of assets	195	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,033)	3,999	(12,674)
Lease receivable	604	(604)	—
Inventories	8,233	(7,733)	(8,162)
Deferred costs	6,969	(58)	(5,924)
Prepaid expenses and other assets	(1,355)	(448)	(586)
Accounts payable	3,109	(2,846)	6,483
Accrued and other liabilities	1,605	1,478	1,133
Accrued compensation	(739)	1,152	2,337
Deferred revenue	(11,602)	1,676	12,198
Deferred rent	(118)	344	81
Net cash used in operating activities	(42,101)	(30,557)	(12,463)
Investing activities
Purchases of property and equipment	(4,345)	(6,111)	(5,698)
Purchase of available for sale securities	(14,259)	(31,639)	—
Purchase of other investment	—	(500)	—
Maturity of available for sale securities	27,772	—	—
Sale of available for sale securities	18,126	—	—
Change in restricted cash	(12,033)	—	—
Net cash provided by (used in) investing activities	15,261	(38,250)	(5,698)
Financing activities
Proceeds from initial public offering (IPO), net of issuance costs	—	88,369	—
Proceeds from convertible debt offering	50,000	—	—
Issuance costs related to convertible debt offering	(2,558)	—	—
Repayments of borrowings under term loan	(5,000)	—	—
Proceeds from stock-based compensation programs	495	412	116
Repayments of revolving loan and borrowings under notes payable	—	(7,563)	(45)
Borrowings under revolving loan and term loan facilities	—	—	12,563
Taxed paid related to net-share settlements of restricted stock units	(741)	—	—
Payments on capital leases	(40)	(58)	—
Net cash provided by financing activities	42,156	81,160	12,634
Effect of exchange rate changes on cash and cash equivalents	(85)	(65)	8
Net increase (decrease) in cash and cash equivalents	15,231	12,288	(5,519)
Cash and cash equivalents at beginning of period	32,509	20,221	25,740
Cash and cash equivalents at end of period	$47,740	$32,509	$20,221
Supplemental disclosures of cash flow information
Cash paid for interest	$288	$361	$43
Cash paid for taxes	$243	$32	$27
Non-cash investing and financing activities
Property and equipment included in accounts payable	$27	$1,183	$832
Issuance of common stock warrants with convertible debt financing	$4,605	$—	$—
Debt issuance related costs in accounts payable and other accrued liabilities	$925	$—	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$—	$1,537
Conversion of convertible preferred stock into common stock upon IPO	$—	$98,133	$—
Reclassification of preferred stock warrant liability upon IPO	$—	$8,856	$—
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

Use of Estimates — The preparation of financial statements in accordance with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. For the Company, these estimates include, but are not limited to, allowances for doubtful accounts, inventory valuation, excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets, sales returns reserve, the fair value of stock awards, the fair value of a contingent conversion feature, a make-whole conversion adjustment, and certain interest features related to the Company's 8.0% convertible senior notes issued in December 2014 and due December 15, 2019 (the “Notes”) which are accounted for as a single compound embedded derivative (the “Compound Embedded Derivative”) and warrants associated the Notes. Notes, warranty costs, contingencies, accounting for income taxes, including the determination of the timing of the establishment or release of the Company's valuation allowance related to the Company's deferred tax asset balances and reserves for uncertain tax positions, and prior to the Company's initial public offering, the fair value of common and redeemable convertible preferred stock and related warrants. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original or remaining maturity of three months or less, when purchased, to be cash equivalents. At December 31, 2014 and 2013 cash equivalents consist primarily of money market funds, the cost of which approximates fair value.
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

Available for sale marketable securities include U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, corporate bonds and municipal bonds. Investment policies have been implemented that limit the purchase of marketable securities to investment grade securities. Marketable securities that are downgraded after purchase are evaluated on a case by case basis by management to determine if they should be held or sold. Generally, the Company's marketable securities have maturity dates up to two years from the date of purchase and active markets for these securities exist.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes that the financial institutions that hold the Company’s cash, cash equivalents and marketable securities are financially sound and, accordingly, minimal credit risk exists with respect to these cash, cash equivalents and marketable securities.
Concentrations of credit risk with respect to trade receivables exist to the full extent of amounts presented in the financial statements. The Company performs ongoing credit evaluations of its customers and generally does not require collateral from its customers to secure trade receivables. Trade receivables are derived from sales to customers located in the United States as well as those in international locations. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company records a specific allowance based on an analysis of individual past-due balances, including evaluations of its customers’ financial condition. Additionally, based on its historical write-offs and collections experience, the Company records an additional allowance based on a percentage of outstanding receivables. These evaluations require significant judgment and are based on a variety of factors, including, but not limited to, current economic trends, payment history and financial review of the customer. Actual collection losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position and results of operations. The Company had $0.2 million and $0.1 million allowance for doubtful accounts recorded as of December 31, 2014 and 2013, respectively.
The Company provides leasing arrangements for certain qualified end-user customers. The Company classifies these arrangements as lease receivables, which represent sales-type leases resulting from the sale of the Company’s products. Lease receivables consist of arrangements with the Company's customers, which generally have three year terms. As of December 31, 2014 and 2013 the Company had $0 million and $0.6 million of lease receivables and no allowance for credit losses as of that date.
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
Inventories — Inventories consisting of finished goods purchased from the contract manufacturer are stated at the lower of cost or market value, with cost being determined using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company regularly monitors inventory quantities on hand and on order and records write-downs for excess and obsolete inventories as a component of cost of revenue. Write downs are recorded if the Company determines that demand for its products, potential obsolescence of technology, product life cycles, or pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. These factors are affected by market and economic conditions, technology changes, and new product introductions and require estimates that may include elements that are uncertain. Actual demand may differ from forecasted demand and may have a material effect on future gross margins. If inventory is written down, a new cost basis is established that cannot be increased in future periods.

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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are retired or sold, the asset cost and related accumulated depreciation are eliminated, with any remaining gain or loss reflected in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets — The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate, undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the asset exceeds the fair value of the assets, is recorded. Through December 31, 2014 no impairment losses have been identified.

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
In 2013, a portion of the Company’s sales were made through multi-year lease agreements.  These lease agreements included a bargain purchase option and meet the criteria for treatment as sales-type leases. Under sales-type leases, the Company recognized revenue for its hardware products, net of post-installation product maintenance and technical support, at the net present value of the lease payment stream. The Company sought to optimize its cash flows by selling a majority of its lease receivables to third party financing organizations on a non-recourse basis.  Aside from its standard product warranty which is provided in the normal course of business, the Company has no obligation to the third party financing organizations once the lease receivables were sold.
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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company also delivers software-defined networking solutions to customers most frequently on a term license basis, with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of related revenues, the Company occasionally licenses software to customers on a perpetual basis with on-going support and maintenance services. Revenue from software that functions together with the tangible hardware elements to deliver the tangible products’ essential functionality is generally recognized upon shipment assuming all other revenue recognition criteria are met.  Revenue from application software and related software elements which are not considered essential to the functionality of hardware is accounted for in accordance with software industry guidance, and therefore is recognized ratably over the longest service period for post-contract customer support (PCS) and professional services as the Company has not established VSOE for software or the related software elements.
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

Advertising Costs — Advertising costs, which are expensed and included in sales and marketing expense when incurred, were $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012.

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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development costs related to software incorporated in the Company’s products incurred subsequent to the establishment of technological feasibility and prior to the product being released would be capitalized and amortized over the estimated useful lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2014 all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Warranties — The Company generally offers limited warranties for its hardware products for periods of one to ten years. The Company recognizes estimated costs related to warranty activities as a component of cost of revenue upon product shipment. The estimates are based upon historical product failure rates and historical costs incurred in correcting product failures. The recorded amount is adjusted from time to time for specifically identified warranty exposures. Actual warranty expenses are charged against the Company’s estimated warranty liability when incurred. Factors that affect the Company’s liability include the number of installed units, historical and anticipated rates of warranty claims and the cost per claim.
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

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash Equivalents
Where quoted prices are available in an active market, cash equivalents are classified within Level 1 of the valuation hierarchy. Cash equivalents classified in Level 1 at December 31, 2014 and December 31, 2013 include money market funds. The valuation of these instruments is determined using a market approach and is based upon unadjusted quoted prices for identical assets in active markets.
Marketable Securities

Available for sale marketable securities are carried at fair value, with any unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities consist of U.S treasury securities, U.S.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. The Company held no marketable securities as of December 31, 2014.

The fair value of the Company's marketable securities is determined as the exit price in the principal market in which it would transact. Level 1 instruments are valued based on quoted market prices in active markets and include U.S treasury securities. Level 2 instruments are valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency and include U.S. government-sponsored agency securities, municipal bonds, corporate bonds and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. As of December 31, 2013, the Company had no marketable securities classified within Level 3 of the fair value hierarchy.

Preferred Stock Warrant Liability
Prior to the Company's IPO in May 2013, the Company estimated the fair value of preferred stock warrants at the respective balance sheet dates using the Black-Scholes option-pricing model based on the fair value of the underlying redeemable convertible preferred stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free rates, expected dividends and the expected volatility of the price of the underlying redeemable convertible preferred stock. Because this model includes significant unobservable inputs, preferred stock warrant liabilities were classified within Level 3 of the valuation hierarchy.
The company performed the final re-measurement of the convertible preferred stock warrant liability in connection with the completion of its IPO in May 2013 at which time the warrants remaining outstanding became exercisable for common stock, and reclassified the warrant liability from other current liabilities to additional paid-in capital.

Derivative Liabilities

In December 2014, the Company issued $50 million aggregate principal amount of 8.0% convertible senior notes due December 15, 2019 (the “Notes”). The Notes include a conversion option, including contingent conversion, a make-whole conversion adjustment, and certain interest features which are accounted for as a single compound embedded derivative (the “Compound Embedded Derivative”). The fair value of the Compound Embedded Derivative was determined based on a binomial lattice model. The liability is classified within Level 3 as the volatility assumption was based on the weighting of observable and implied volatilities and the estimated weighting and implied volatility are unobservable inputs used to value the Compound Embedded Derivative.

In December 2014, the Company issued detachable warrants, in conjunction with issuing the Notes. The fair value of each warrant is estimated by utilizing a Black-Scholes option-pricing model. The liability is classified within Level 3 as the volatility assumption was based on the weighting of observable and implied volatilities and the estimated weighting and implied volatility are unobservable inputs used to value the Compound Embedded Derivative.
Fair Value Hierarchy
The following tables set forth by level, within the fair value hierarchy, the Company’s assets and liabilities at fair value as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money Market Funds	$4,110	$—	$—	$4,110
Liabilities:
Derivative Liabilities	$—	$—	$36,280	$36,280

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     There were no transfers of assets or liabilities measured at fair value between levels within the fair value hierarchy during the years ended December 31, 2014 and 2013.
The following table summarizes the changes in liabilities classified in Level 3 for the year ended December 31, 2014. Gains and losses reported in this table include changes in fair value that are attributable to both observable and unobservable inputs (in thousands):

Year Ended December 31, 2014

Beginning balance	$—
Issuance of derivative liabilities and warrants with Notes	$31,570
Change in fair value of derivative liabilities	4,710
Ending balance	$36,280
The following table shows the Company’s available-for-sale securities amortized cost, gross unrealized gains, gross unrealized losses and fair value as of December 31, 2013 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Commercial paper	$19,683	$5	$1	$19,687
Corporate bonds	4,854	4	1	4,857
Municipal bonds	1,027	—	1	1,026
U.S. government-sponsored agency securities	2,029	2	—	2,031
U.S. treasury securities	4,030	8	—	4,038
Total marketable securities	$31,623	$19	$3	$31,639
The Company held no marketable securities at December 31, 2014. The unrealized gains and losses at December 31, 2013 reflected in the table above were reversed, or reclassified as realized, as the securities matured or were sold.
When held, the Company regularly reviewed its marketable securities portfolio to identify and evaluate instruments for indications of possible impairment.

As of December 31, 2013 no marketable securities were in a continuous unrealized loss position for more than twelve months. The gross unrealized loss was primarily due to changes in interest rates. The gross unrealized loss on all available-for-sale marketable securities as of December 31, 2013 were considered temporary in nature. Factors considered in determining

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whether a loss is temporary include, but are not limited to, the length of time and extent to which fair value has been less than the cost basis and the financial condition and near-term prospects of the investee.

The Company evaluated its marketable securities portfolio as of December 31, 2013 and has determined that none of its marketable securities were impaired.
3. Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Cash	$43,630	$19,057
Money market funds	4,110	13,452
Total cash and cash equivalents	$47,740	$32,509
Restricted cash related to the Notes is held at a depository institution.
Allowance for Doubtful Accounts

The table below presents the changes in the allowance for doubtful accounts for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Opening balance	$147	$—
Provision for doubtful accounts	80	643
Write offs	—	(496)
Closing balance	$227	$147

Prior to the year ended December 31, 2013, the Company had recorded no provision for doubtful accounts or accounts receivable write offs.
Lease Receivables

The Company held no lease receivables at December 31, 2014. At December 31, 2013, lease receivables consisted of the following (in thousands):

December 31, 2013
Net minimum lease payments to be received	$639
Less unearned interest income portion	35
Total lease receivable	604
Less short-term lease receivable	201
Long-term lease receivable	$403

In the three months ended December 31, 2013 the Company sold $9.2 million of its lease receivables to a third party financing organization at par value for total cash proceeds of $9.2 million. The Company sold the remaining balance of $0.6 million in the three months ended March 31, 2014. Pursuant to these sales, the Company retained no substantial risk of default by the lessee nor provided any guarantee of residual value of the underlying leased equipment, except for standard product warranty that is provided in the normal course of business. Consequently, the Company met the requirements for de-recognition of the related lease receivables.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory
Inventories consisted of finished goods purchased from the contract manufacturer and are stated at the lower of cost (on a first-in, first-out basis) or market value. Inventory consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials	$1,202	$748
Finished goods	11,160	19,998
Total Inventory	$12,362	$20,746
During the year ended December 31, 2014 and 2013, the Company recorded a write-down for excess and obsolete inventory of $1.2 million and $1.0 million, respectively. These write-downs were included as a component of cost of revenue in the year in which it was recorded.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Lab equipment and tooling	$18,303	$14,743
Software	628	667
Leasehold improvements	1,569	1,595
Furniture and fixtures	987	974
Computer equipment	720	979
Property and equipment, gross	22,207	18,958
Less accumulated depreciation and amortization	(10,311)	(7,803)
Property and equipment, net	$11,896	$11,155

For the years ended December 31, 2014, 2013 and 2012, depreciation and amortization expense on property and equipment was $3.6 million, $2.7 million and $1.8 million.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Inventory-in-transit	$1,516	$344
Warranty reserve (1)	2,564	1,374
Sales returns reserve (2)	370	198
Professional fees	1,137	862
Sales and use taxes	201	497
Other	987	511
Total accrued liabilities	$6,775	$3,786

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The table below presents the changes in warranty reserve for the years ended December 31, 2014 ,2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$1,374	$1,266	$783
Charge to cost of sales	1,388	1,553	1,106
Incremental warranty recoverable from component manufacturer	1,567	—	—
Costs incurred	(1,765)	(1,445)	(623)
Closing balance	$2,564	$1,374	$1,266

During the three months ended June 30, 2014, the Company and a component manufacturer reached an agreement whereby the component manufacturer agreed to reimburse the Company for certain costs, up to an agreed maximum, associated with replacing defective products sold to customers. As of December 31, 2014, $1.2 million remains recoverable from this component manufacturer. This amount is classified within prepaid expenses and other on the consolidated balance sheets.

(2) The table below presents the changes in the sales returns reserve for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Opening balance	$198	$—
Provision for sales returns	386	910
Sales returns	(214)	(712)
Closing balance	$370	$198

Prior to the year ended December 31, 2013 the Company had recorded no sales returns reserve or sales returns.
4. Debt
Loan and Security Agreement
On December 21, 2012, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB”). The agreement provided for a revolving loan facility of up to $10.0 million and a term loan facility of up to $5.0 million, for a total loan facility of up to $15.0 million. As of December 31, 2013, the Company had outstanding principal of $5.0 million as term loans and zero as revolving loans. As of December 31, 2013 the Company was in compliance with all covenants. The Company repaid the outstanding balance under the SVB credit facility and terminated the agreement in December 2014.
5. Convertible Debt

On December 12, 2014, the Company issued $50.0 million aggregate principal amount of 8.0% Convertible Senior Secured Notes due December 15, 2019 (the “Notes”) and related warrants to purchase up to an aggregate 11.25 million shares of the Company’s common stock, par value $0.0001 per share (the “Warrants”), in a private placement to qualified institutional buyers and accredited investors.

Aggregate offering expenses in connection with the transaction, including the placement agent's fee of $2.3 million, were $3.5 million, resulting in net proceeds of $46.5 million. $12.0 million of the offering proceeds were deposited into an escrow account which the Company will use to pay the first six scheduled semi-annual interest payments on the Notes.

The Company issued the Notes under an Indenture, dated December 12, 2014 (the “Indenture”), between the Company and U.S. Bank National Association, as Trustee and Collateral Agent. The Notes provide 8.0% interest per annum, payable semi-annually in arrears on June 15 and December 15 of each year, with interest beginning to accrue from December 12, 2014. The Notes will mature on December 15, 2019, unless earlier converted, redeemed or repurchased by the Company. The Notes are convertible into the Company’s common stock as described below.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes are secured by a first-priority lien, subject only to certain permitted liens and certain excluded assets, on substantially all of the Company’s and the subsidiary guarantors’ assets, whether now owned or hereafter acquired, including license agreements, general intangibles, accounts instruments, investment property, intellectual property and any proceeds of the foregoing. The guarantees of each subsidiary guarantor will be a senior secured obligation of such subsidiary guarantor and will have the same ranking with respect to indebtedness of such subsidiary guarantor as the Notes will have with respect to the Company’s indebtedness. At December 31, 2014, there are no subsidiary guarantors.

The Notes are the Company’s senior secured obligation and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; will rank effectively senior to any of the Company’s unsecured indebtedness to the extent of the value of the collateral securing the Notes; will rank equal in right of payment to the Company’s existing and future liabilities that is not so subordinated to the Notes; and will rank structurally junior to all indebtedness and other liabilities (including trade payable) of the Company’s existing and future subsidiaries that do not guarantee the Notes.

The initial conversion rate for the Notes is 409.3998 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $2.44 per share. Except in the case of certain specified corporate events, the Notes will not be convertible prior to January 15, 2016. Thereafter, until the close of business on June 15, 2019, the Notes will only be convertible under certain circumstances. On and after June 15, 2019, the Notes may be converted at any time prior to maturity. Unless and until the Company obtains stockholder approval to issue additional shares, it will be required (i) to settle Notes purchased by existing stockholders and officers and any other Notes settled on the same date solely in cash and (ii) to settle all conversions of Notes (other than those purchased by existing stockholders and officers and only if settled on a date different from the date of settlement of the Notes purchased by existing stockholders and officers) by paying cash in an amount of at least the principal amount of Notes converted and any combination of cash or shares of common stock for the conversion value in excess of the principal amount, if any, subject to a share cap. Upon conversion, in certain circumstances, the Company will also make an interest make-whole payment.

The Company may not redeem the Notes prior to December 20, 2017. On or after December 20, 2017, the Company may redeem the Notes at a redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, to, but excluding, the redemption date if the last reported sale price of its common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending within three trading days prior to the date notice of redemption is delivered is at least 140% of the conversion price of the Notes on each applicable trading day.

In the event that the Company undergoes a fundamental change, the holders may require the Company to purchase for cash all or any portion of the Notes at a purchase price equal to the principal amount of the Notes to be purchased plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Company will also increase the conversion rate, in certain circumstances, if a holder elects to convert Notes in connection with a fundamental change or a redemption of the Notes.

In addition to the Notes, the Company also issued warrants to purchase 225 shares of the Company's common stock for each $1,000 principal amount of Notes issued, resulting in issuing warrants exercisable for an aggregate of 11.25 million shares of common stock. The exercise price per share of common stock purchasable upon exercise of the Warrants is $3.62 per share of common stock. The exercise price is subject to appropriate anti-dilution adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders.

The warrants are exercisable at any time on and after January 15, 2016 and expire on December 15, 2017. The warrants will be exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and either by payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant. No fractional shares of common stock will be issued in connection with the exercise of a warrant. In lieu of fractional shares, the Company will pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price. Notwithstanding the foregoing, unless and until the Company has obtained the requisite stockholder approvals, the Company will be required to cash settle any exercises of the warrants according to the net value formula set forth in the warrants.

The conversion option and certain interest rate features, including contingent conversion and the make-whole interest, are embedded derivatives. These features are accounted for as a single compound embedded derivative (the “Compound Embedded Derivative”). The conversion option and warrants are not subject to the equity scope exception since explicit net cash settlement is required prior to receipt of approval of the shareholders to settle in shares. As such the Compound Embedded Derivative and warrants are accounted for at fair value with changes in fair value recorded in the Company’s consolidated statement of operations.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Compound Embedded Derivative was computed using a Binomial Lattice approach of a similar note with and without the Compound Embedded Derivative. The Warrants were valued using the Black-Scholes Option-pricing model.

The initial discounted value of the Notes of $18.4 million (after allocation of proceeds to the warrants and bifurcation of the Compound Embedded Derivative) is accreted to its $50.0 million principal amount over the term of the Notes under the effective interest rate method. The aggregate amount of issuance costs is deferred and amortized to interest expense under the effective interest method over the term of the Notes. The effective interest rate is 48.9%.

The table below summarizes the issuance of the Notes as reflected in the balance sheet at December 31, 2014 (in thousands):

December 31, 2014
Gross Proceeds	$50,000
Initial value of Compound Embedded Derivative reported as debt discount	(26,965)
Initial value of common stock warrants reported as debt discount	(4,605)
Amortization of debt discount	68
Ending balance	$18,498

At December 31, 2014, the balance of unamortized debt issuance costs was $3.4 million.
6. Commitments and Contingencies
Facility Lease
In April 2007 the Company entered into a lease for the Company's headquarters facility in Petaluma, California. As amended to date, the 2007 lease provides for the lease of 18,895 square feet and expires in 2025. As of December 31, 2014, the Company's total remaining obligations under the 2007 lease were $6.0 million. In July 2013, the Company entered into a lease for an additional 20,005 square feet of space in Petaluma, California, increasing by a further 18,773 square feet in 2016. The 2013 lease expires concurrently with the 2007 lease in 2025. Total remaining obligations under the 2013 lease are $11.5 million with payments starting in 2015. The Company has an option to extend the term of both leases for an additional five-year period.

In relation to these lease agreements, an executive officer, who is also a member of the Company’s board of directors, owns approximately 40% of the limited liability company from which the Company is leasing the office premises. As of December 31, 2014 and December 31, 2013 no amounts were included in accounts payable or accrued expenses under these agreements.

As of December 31, 2014 and December 31, 2013 total deferred rent was $0.5 million and $0.6 million. For the years ended December 31, 2014, 2013 and 2012 rent expense was $1.1 million, $0.8 million and $0.5 million.

Future minimum annual obligations under non-cancellable lease agreements as of December 31, 2014 are as follows (in thousands):

Year ending December 31:
2015	1,294
2016	1,449
2017	1,768
2018	1,804
2019	1,799
Thereafter	9,950
Total	$18,064

Contingencies
From time to time, The Company may be involved in various legal proceedings arising from the normal course of business. On April 1, 2014 a purported stockholder class action lawsuit was filed in the Superior Court of California, County of San Francisco, against the Company, the members of the Company's Board of Directors, the Company's former Chief Financial

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officer and the underwriters of the Company's IPO.  On April 30, 2014 a substantially similar lawsuit was filed in the same court against the same defendants. The two cases have been consolidated under the caption Beaver County Employees Retirement Fund, et al. v. Cyan, Inc. et al., Case No. CGC-14-539008. The consolidated complaint alleges violations of federal securities laws on behalf of a purported class consisting of purchasers of the Company's common stock pursuant or traceable to the registration statement and prospectus for the Company's IPO, and seek unspecified compensatory damages and other relief.  In July 2014, the defendants filed a demurrer to (motion to dismiss) the consolidated complaint. On October 22, 2014, the court overruled the demurrer and allowed the case to proceed. The Company intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
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
Contract Manufacturer
As of December 31, 2014 and December 31, 2013 the Company has commitments to its contract manufacturer of $9.7 million and $7.9 million. These commitments include raw materials, work in progress and scheduled future orders. Should the Company be required to pay under this guarantee, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under the guarantee.
7. Redeemable Convertible Preferred Stock and Warrants
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
The fair value of the outstanding preferred stock warrants was determined using the Black-Scholes-Merton option-pricing model. The fair value of the preferred stock warrant was estimated using the following assumptions for the periods presented below:

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013	2012
Expected term (years)	0.48-3.24	0.80-3.49
Volatility	55%	55%
Risk-free interest rate	0.22-0.68%	0.25-0.36%
Dividend yield	—	—
The change in the fair value of the convertible preferred stock warrant liability during the periods presented is summarized below (in thousands):

	Year Ended December 31,
	2013	2012
Opening balance	$6,254	$900
Increase (decrease) in fair value	2,602	5,354
Reclassification of warrant liability to additional paid-in capital	(8,856)	—
Closing balance	$—	$6,254

Upon the closing of the IPO in May 2013, all outstanding shares of convertible preferred stock were converted into shares of common stock on a one-for-one basis.

8. Common Stock
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
The total gross proceeds from the offering to the Company were $97.9 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled $87.2 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 33,897,005 shares of common stock. On December 31, 2014 the Company had 47,305,129 shares of common stock issued and outstanding.
Change in Authorized Stock
In March 2013, the Company’s board of directors and stockholders approved an amended and restated certificate of incorporation that became effective in connection with the completion of the IPO. Upon completion of the IPO, the authorized common stock was 1,000,000,000 shares and authorized undesignated preferred stock was 20,000,000 shares.
Stock-Based Compensation Awards

In 2006, the board of directors adopted the 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan provided for the granting of incentive stock options and nonstatutory options to employees, officers, directors, and consultants of the Company. Generally, stock options granted under the 2006 Plan had terms of 10 years and vested over a period of four years. The 2006 Plan was terminated upon the adoption of the 2013 Equity Incentive Plan (2013 Plan) at the time of the Company’s IPO. Options outstanding under the 2006 Plan were unaffected by the termination of the plan. The shares of common stock reserved for issuance under the 2006 Stock Plan at the termination of the 2006 Plan/adoption of the 2013 were added to the initial reserve under the 2013 Plan. In addition, any shares of common stock reserved for issuance upon exercise of any options issued under the 2006 Plan that are forfeited, canceled or terminated (other than by exercise) subsequent to adoption of the 2013 Plan, up to an aggregate of 11,400,000 shares, roll over from the 2006 Plan to the 2013 Plan.

In March 2013, the Company’s board of directors and stockholders approved the 2013 Plan. The 2013 Plan provides for the issuance of stock options, restricted stock and restricted stock units (RSUs) and other compensatory equity award types.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through December 31, 2014, the Company had issued only stock options and RSUs (performance and time-based) under the 2013 Plan.

A total of 3,600,000 shares of common stock were initially reserved for future issuance under the 2013 Plan. An additional 204,730 shares rolled over from the 2006 Plan to the 2013 Plan at the time of the initial public offering. Through December 31, 2014, an aggregate of 1,378,050 shares were added to the 2013 Plan as a result of the termination of options originally issued under the 2006 Plan. The 2013 Plan also provides for an automatic annual increase in shares reserved for issuance under the 2013 Plan on January 1 of each year in amount equal to the least of (i) 5,000,000 shares, (ii) four and one half percent (4.5%) of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Board. On January 1, 2014, an additional 2,094,194 shares of common stock were reserved for future issuance under the 2013 Plan in accordance with the annual increase provision of the plan.

The following table shows the outstanding award balances and shares available for future issuance under the equity incentive plans at December 31, 2014:

At December 31, 2014
Options outstanding under 2006 Plan	10,234,590
Options outstanding under 2013 Plan	1,097,039
RSUs outstanding under 2013 Plan	3,067,728
Shares reserved for future issuance under 2013 Plan	1,877,240

Restricted Stock Units

In the years ended December 31, 2014 and 2013 the Compensation Committee of the Board of Directors awarded RSUs to employees. The RSUs generally vest quarterly over a four year period. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant.

In the year ended December 31, 2014 the Compensation Committee of the Board of Directors awarded RSUs and performance based RSUs (PBRSUs) to members of the executive team. The performance based awards were subject to performance-based requirements as well as additional time based vesting requirements. The fair value of RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant. The performance requirements related to the 2014 PBRSU grants were not met and the PBRSUs lapsed with no shares being issuable on December 31, 2014.

The following table shows a summary of RSU activity, which includes PBRSUs, for the year ended December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2013	42,500	$11.00
Granted	4,784,704	$3.48
Vested	(662,195)	$4.49
Forfeited	(1,097,281)	$3.88
Unvested as of December 31, 2014	3,067,728

The aggregate intrinsic value of RSUs outstanding was $9.9 million as of December 31, 2014. The Company recorded stock-based compensation expense related to RSUs of $3.3 million for the year ended December 31, 2014. As of December 31, 2014, there was $9.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.1 years.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Options
In the years ended December 31, 2014 and 2013, the Compensation Committee of the Board of Directors awarded options to employees. Stock options generally have a term of 10 years and vest over a period of four years.
A summary of the activity and changes during the year ended December 31, 2014 and a summary of information related to options exercisable and vested and expected to vest are presented below:

	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	12,957,942	$4.33	7.78	$27,629
Options granted	1,050,105	$3.87
Options exercised	(348,264)	$1.38
Options forfeited	(1,518,154)	$7.38
Balance at December 31, 2014	12,141,629	$3.99	6.57	$3,499
Options vested and expected to vest - December 31, 2014	12,055,621	$3.99	6.56	$3,497
Options exercisable - December 31, 2014	7,816,201	$3.27	5.81	$3,483

The fair value of options granted to employees during the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $18.4 million and $13.3 million. The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Year Ended December 31,
	2014	2013	2012
Expected term (years)	6.08	6.08	6.08
Volatility	41-44%	46-55%	55%
Risk-free interest rate	1.49-1.95%	0.70-1.75%	0.62-1.02%
Dividend yield	—	—	—
The weighted-average fair value per share of options granted was $1.60, $4.99 and $2.15 for the years ended December 31, 2014, 2013 and 2012.  The intrinsic value of employee options exercised for the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $1.5 million and $0.3 million.
The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of revenue	$378	$160	$57
Research and development	3,800	2,348	745
Sales and marketing	3,701	2,165	656
General and administrative	2,674	2,576	639
Total stock-based compensation	$10,553	$7,249	$2,097
At December 31, 2014, the total unamortized stock-based compensation expense of $12.4 million, is to be recognized over a weighted-average period of 2.2 years.

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data:

	Year ended December 31,
	2014	2013	2012
Net loss	$(59,224)	$(40,732)	$(16,601)
Weighted-average shares used to compute basic and diluted net loss per share	46,956	30,836	2,515
Basic and diluted net loss per share	$(1.26)	$(1.32)	$(6.60)
The following securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Redeemable convertible preferred stock	—	—	33,897
Employee stock options	12,142	12,958	10,213
Restricted stock units	3,149	43	—
Convertible preferred stock warrants	—	—	1,010
Shares underlying the Notes	20,470	—	—
Common stock warrants	11,250	—	—
Total	47,011	13,001	45,120
10. Income Taxes

The following table presents domestic and foreign components of loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(44,385)	$(39,068)	$(16,725)
Foreign	(14,559)	(1,521)	164
Total	$(58,944)	$(40,589)	$(16,561)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	18	20	6
Foreign	251	156	34
Total current	269	176	40
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	11	(33)	—
Total deferred	11	(33)	—
Total provision	$280	$143	$40

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2014	2013	2012
Federal income tax at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0	2.0	5.2
Foreign taxes at less than statutory rate	(8.9)	(1.6)	0.1
Intercompany transactions	—	(21.4)	—
Nondeductible stock-based compensation	(1.9)	(2.9)	(3.0)
Nondeductible warrant/derivative fair value adjustment	(2.7)	(2.2)	(11.0)
Other permanent differences	0.1	(0.4)	—
Tax credits generated in current year	1.9	4.1	—
Valuation allowance change	(24.0)	(12.0)	(25.5)
Total	0.5%	(0.4)%	(0.2)%

As a result of the Company’s history of net operating losses, the domestic provision for income taxes relates to accruals for state minimum and capital base income taxes and the foreign provision for income taxes are associated with non-U.S. operations.

The Company had unrecorded excess stock option tax benefits of $0.4 million and $0.2 million as of December 31, 2014 and 2013. These amounts will be credited to additional paid-in capital when such amounts reduce cash taxes payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of the Company’s deferred tax assets (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Deferred revenue	$1,046	$2,417
Accrued expenses and reserves	7,292	4,319
Loss carryforwards	37,118	27,687
Tax credit carryforwards	7,767	5,870
Contribution carryforwards	1	1
Gross deferred tax assets	53,224	40,294
Valuation allowance	(53,061)	(38,937)
Net deferred tax assets	163	1,357
Deferred tax liabilities:
Basis difference for fixed assets	(145)	(1,326)
Total deferred tax liabilities	(145)	(1,326)
Net deferred tax assets	$18	$31

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company established a full valuation allowance to offset domestic net deferred tax assets as of December 31, 2014 and 2013 due to the uncertainty of realizing future tax benefits from its net operating loss (“NOL”) carryforwards and other deferred tax assets. The valuation allowance increased by $14.1 million and $4.9 million during the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Company had $108.1 million of federal and $84.1 million of state net operating loss carryforwards and $5.9 million of federal and $6.6 million of California research tax credit carryforwards available to reduce

Cyan, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2015 for state income tax purposes, and the research tax credit carryforwards begin to expire in 2027 for federal purposes, but do not expire for California purposes.

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

The Company has not provided for U.S. taxes on its foreign earnings, which are intended to be indefinitely reinvested outside the U.S.  As of December 31, 2014 the Company had cumulative undistributed earnings of foreign subsidiaries of $0.6 million, which are intended to be reinvested outside the U.S and for which no U.S. income or foreign withholding taxes have been recorded. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid.

The Company has total unrecognized tax benefits as of December 31, 2014, 2013 and 2012 of $7.4 million, $6.6 million and $1.4 million. No amount of the unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate because the benefits are in the form of deferred tax assets for which a full valuation allowance has been recorded. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The following table reflects changes in the unrecognized tax benefits (in thousands):

	December 31,
	2014	2013	2012
Unrecognized tax benefits as of the beginning of the year	$6,626	$1,444	$1,212
Increase related to prior year tax provisions	—	202	—
Decrease related to prior year tax provisions	749	—	—
Increase related to current year tax provisions	—	4,980	232
Unrecognized tax benefits as of the end of the year	$7,375	$6,626	$1,444

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax provision. As of December 31, 2014 and 2013, the Company accrued no interest and penalties in the statement of financial position. Total interest and penalties included in the statements of operations for the years ended December 31, 2014, 2013 and 2012 are each zero. The Company does not expect the amount of existing unrecognized tax benefits to change significantly within the next 12 months.

The Company files income tax returns in the United States, various states and certain foreign jurisdictions. The tax periods 2006 through 2013 remain open in most jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other foreign jurisdiction.

11. Employee Benefit Plan
The Company provides a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the board of directors. There were no employer contributions under this plan for the years ended December 31, 2014, 2013 or 2012.

12. Concentration
Customers with a receivables balance of 10% or greater of the total receivables, which includes accounts receivable and lease receivables, and customers with revenue of 10% or greater of the total revenue are as follows:

	Year Ended December 31,			As of December 31,
	2014	2013	2012	2014	2013
	Percentage of Revenue			Percentage of Receivables
Windstream	29%	39%	45%	59%	*
Colt Technology Services Ltd. and its affiliated entity KVH Company, Ltd.	11%	*	*	*	*
TDS	*	11%	*	*	*

*Represents less than 10%
13. Segment Information

The Company considers operating segments to be components of the Company in which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker ("CODM") for the Company is the Chief Executive Officer.

The Company operates as a single operating segment. This reflects the fact that the Company's CODM evaluates the Company’s financial information and resources, and assesses the performance of these resources on a consolidated basis. Since the Company operates as one operating segment, all required financial segment is included in the consolidated financial statements.

Revenue information by location is presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$78,608	$106,341	$91,078
Other	21,875	10,241	4,794
Total revenue	$100,483	$116,582	$95,872

Property and equipment, net by location is presented below (in thousands):

	December 31, 2014	December 31, 2013
United States	$11,623	$10,977
Other	273	178
Total property and equipment, net	$11,896	$11,155

14. Related Parties

A venture capital firm that is a greater than 10% stockholder of the Company is a subsidiary of the financial institution that managed the Company's portfolio of marketable securities. The managing partner of this particular venture capital firm is also a member of the Company's board of directors.

Certain parties affiliated with the Company purchased $17.0 million in aggregate principal amount of Notes and related Warrants. Mark Floyd, chief executive officer of the Company and chairman of the Company’s board of directors (the “Board”) purchased $2.0 million in aggregate principal amount of Notes and related Warrants, Michael Hatfield, president of the Company and a member of the Board purchased $4.0 million in aggregate principal amount of Notes and related Warrants, and affiliated funds of Norwest Venture Partners, with whom Promod Haque, a member of the Board, is affiliated, purchased $11.0 million in aggregate principal amount of Notes and related Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) as of December 31, 2014. Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our management reviewed the results of this evaluation with the audit committee of our board of directors.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 of this Annual Report on Form 10-K is included under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") to be filed within 120 days after the end of the year to which this report relates and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 of this Annual Report on Form 10-K is included under the caption “Compensation of Executive Officers” in our 2015 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of this Annual Report on Form 10-K is included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Annual Report on Form 10-K is included under the captions “Review, Approval or Ratification of Transactions with Related Persons” and “Corporate Governance” in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 of this Annual Report on Form 10-K is incorporated under the captions “Independent Registered Public Accounting Firm’s Fees” and “Pre-Approval Policies and Procedures” in our 2015 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2015.

CYAN, INC.

By:	/s/ Mark A. Floyd
Mark A. Floyd
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

By:	/s/ Jeffrey G. Ross
Jeffrey G. Ross
Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark A. Floyd	Chief Executive Officer and
Mark A. Floyd	Chairman of the Board of Directors	March 27, 2015
(Principal Executive Officer)

/s/ Jeffrey G. Ross	Vice President and Chief Financial
Jeffrey G. Ross	Officer (Principal Accounting and Financial Officer)	March 27, 2015

/s/ Michael L. Hatfield
Michael L. Hatfield	President and Director	March 27, 2015

/s/ Paul A. Ferris
Paul A. Ferris	Director	March 27, 2015

/s/ Promod Haque
Promod Haque	Director	March 27, 2015

/s/ M. Niel Ransom
M. Niel Ransom	Director	March 27, 2015

/s/ Michael J. Boustridge
Michael J. Boustridge	Director	March 27, 2015

/s/ Robert E. Switz
Robert E. Switz	Director	March 27, 2015

Exhibit Index

		Incorporated by Reference Herein
Exhibit Number	Exhibit Description	Filed Herewith	Form / File No.	Exhibit	Exhibit Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.		Annual Report on Form 10-K	3.1	March 25, 2014
3.2	Amended and Restated Bylaws of the Registrant.		Annual Report on Form 10-K	3.2	March 25, 2014
4.1	Indenture, dated as of December 12, 2014, by and between Cyan, Inc. and U.S. Bank National Association, as trustee and collateral agent.		Current Report on Form 8-K	4.1	December 17, 2014
4.2	Form of 2014 Common Stock Warrant Agreement		Current Report on Form 8-K	4.2	December 17, 2014
4.3	Amended and Restated Investors’ Rights Agreement, dated December 12, 2014, by and among Cyan. Inc. and certain of its stockholders.		Current Report on Form 8-K	4.3	December 17, 2014
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		Form S-1 (No. 333-187732)	10.1	April 4, 2013
10.2.1+	2006 Stock Plan.		Form S-1 (No. 333-187732)	10.2.1	April 4, 2013
10.2.2+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: New Hire U.S. Executive.		Form S-1 (No. 333-187732)	10.2.2	April 4, 2013
10.2.3+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: New Hire U.S. Non-Executive.		Form S-1 (No. 333-187732)	10.2.3	April 4, 2013
10.2.4+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: U.S. Director.		Form S-1 (No. 333-187732)	10.2.4	April 4, 2013
10.2.5+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: Refresh Grant U.S. Executive.		Form S-1 (No. 333-187732)	10.2.5	April 4, 2013
10.2.6+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: Refresh Grant U.S. Non-Executive.		Form S-1 (No. 333-187732)	10.2.6	April 4, 2013
10.2.7+	Form of Option Grant Notice and Option Agreement for 2006 Stock Plan: New Hire Non-U.S. Non-Executive.		Form S-1 (No. 333-187732)	10.2.7	April 4, 2013
10.3.1+	2013 Equity Incentive Plan		Form S-1 (No. 333-187732)	10.3.1	April 4, 2013
10.3.2+	Form of U.S. Stock Option Award Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.1.2	April 4, 2013
10.3.3+	Form of U.S. Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.3.3	April 4, 2013
10.3.4+	Form of Non-U.S. Stock Option Award Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.3.4	April 4, 2013
10.3.5+	Form of Non-U.S. Restricted Stock Unit Agreement for 2013 Equity Incentive Plan.		Form S-1 (No. 333-187732)	10.3.5	April 4, 2013
10.4+	Offer Letter by and between the Registrant and Mark Floyd, dated May 4, 2012.		Form S-1 (No. 333-187732)	10.4	April 4, 2013
10.5+	Offer Letter by and between the Registrant and Norm Foust, dated January 8, 2007.		Form S-1 (No. 333-187732)	10.6	April 4, 2013
10.6+	Offer Letter by and between the Registrant and James A. Hamilton, dated February 18, 2013.		Form S-1 (No. 333-187732)	10.7	April 4, 2013
10.7+	Offer Letter by and between the Registrant and Scott Pradels, dated November 2, 2006.		Form S-1 (No. 333-187732)	10.8	April 4, 2013
10.8+	Offer Letter by and between the Registrant and Kenneth Siegel, dated August 23, 2012.		Form S-1 (No. 333-187732)	10.9	April 4, 2013
10.9+	Offer Letter by and between the Registrant and Jeff Ross, dated March 25, 2014.		Current Report on Form 8-K	10.1C	March 27, 2014
10.10+	Form of Severance and Change in Control Agreement between the Registrant and each of its executive officers.		Form S-1 (No. 333-187732)	10.11	April 4, 2013
10.11+	Non-Employee Director Compensation Program as amended March 2015	X
10.12+	Non-Sales Incentive Compensation Plan		Form 8-K (No. 333-188467)	10.1	May 28, 2013
10.13.1	Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC as successor in interest, dated April 25, 2007, as amended September 4, 2012.		Form S-1 (No. 333-187732)	10.13	April 4, 2013
10.13.2	Fourth Amendment to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC, dated March 1, 2013.		Form 10-Q	10.1	August 13, 2013
10.13.3	Fifth Amendment to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC, dated July 2, 2013.		Form 10-Q	10.2	August 13, 2013
10.13.4	Sixth Amendment to Full Service Lease by and between the Registrant and Redwood Technology Center, LLC, and Redwood Business Center 1, LLC, dated July 29, 2013.		Form 10-Q	10.3	August 13, 2013
10.14.1	Full Service Lease by and among the Registrant and Redwood Business Center 1 LLC and Amerivine Town Center LLC, dated July 2, 2013.		Form 10-Q	10.4	August 13, 2013
10.14.2	First Amendment dated July 29, 2013 to Full Service Lease by and among the Registrant and Redwood Business Center 1 LLC and Amerivine Town Center LLC, dated July 29, 2013.		Form 10-Q	10.5	August 13, 2013
10.15.1†	Flextronics Manufacturing Services Agreement by and between the Registrant and Flextronics Telecom Systems Ltd., dated June 22, 2007, as amended.		Form S-1 (No. 333-187732)	10.12	April 4, 2013
10.15.2	Amended & Restated Master Lease by and between the Registrant and Windstream Supply LLC, dated September 27, 2013.		Form 10-Q	10.1	November 13, 2013
10.15.3	Amended & Restated Master Equipment Lease Commitment Agreement by and between the Registrant and Windstream Supply LLC, dated September 27, 2013.		Form 10-Q	10.2	November 13, 2013
10.15.4	Continuing Guaranty agreement by and between the Registrant and Windstream Supply LLC, dated August 27, 2013.		Form 10-Q	10.3	November 13, 2013
10.16	Security and Pledge Agreement, dated as of December 12, 2014, by and between Cyan, Inc. and U.S. Bank National Association, as collateral agent.		Current Report on 8-K	10.2	December 17, 2014
21.1	List of Subsidiaries		Annual Report on Form 10-K	21.1	March 25, 2014
23.1	Consent of Independent Registered Public Accounting Firm.	X
24.1	Power of Attorney (attached to the signature page of this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.1(1)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(1)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates a management contract or compensatory plan.

†
Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

(1) This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.