Form 10-Q
period 2015-03-31
CYAN INC
filed 2015-05-13
CIK 1391636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 12, 2015 was: 48,445,483.

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

•	our dependence upon a concentrated base of customers and our efforts to diversify the customer base;

•	our liquidity and working capital requirements, including our efforts to secure additional funding;

•	the impact of seasonality on our business;

•	anticipated trends and challenges in our business and in the markets in which we operate;

•	market acceptance of our Blue Planet solution and its effect on our product mix and financials;

•	our ability to anticipate market needs and develop new and enhanced products and services to meet those needs, and our ability to successfully monetize them;

•	the evolution of technology affecting our products, services and markets;

•	our ability to sell our products and expand internationally;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our reliance on our third-party manufacturers and component suppliers;

•	our ability to adequately protect our intellectual property;

•	our ability to hire necessary qualified employees to expand our operations;

•	the future trading prices of our common stock and the impact of securities analysts’ reports on these prices;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices;

•	our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally; and

•	our ability to sell our products and expand internationally.

In addition, On May 3, 2015, the Company announced that it had entered into an Agreement and Plan of Merger with Ciena Corporation (“Ciena”). The potential merger with Ciena presents additional risks and uncertainties that could cause the actual results to differ from those expressed or implied by forward looking statements including the risk that the pending merger with Ciena may not be consummated due to a failure to obtain stockholder or regulatory approval or for any other reason; the risk that the closing of the merger will be delayed; uncertainties concerning the effect of the transaction on relationships with customers, employees and suppliers of either or both of the companies; the risk that the two companies will not be integrated successfully and in a timely manner even if the closing occurs as anticipated; and the risk that the transaction may involve unexpected costs or unexpected liabilities.

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

Item 1. Financial Statements
Cyan, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$53,870	$47,740
Restricted cash	4,165	4,165
Accounts receivable (net of allowance for doubtful accounts of $76 and $227 at March 31, 2015 and December 31, 2014)	17,794	23,511
Inventories	9,267	12,362
Deferred costs	1,305	1,317
Prepaid expenses and other	2,546	3,079
Total current assets	88,947	92,174
Long-term restricted cash	7,868	7,868
Property and equipment, net	12,129	11,896
Other assets	3,186	3,737
Total assets	$112,130	$115,675
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,756	$12,058
Accrued liabilities	7,638	6,775
Accrued compensation	5,317	4,146
Deferred revenue	5,503	5,646
Deferred rent	35	181
Other liabilities	842	—
Total current liabilities	32,091	28,806
Convertible debt, net of discount	18,917	18,498
Derivative and warrant liabilities	77,565	36,280
Deferred revenue	1,589	1,845
Deferred rent	342	302
Total liabilities	130,504	85,731
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized and no shares issued or outstanding as of March 31, 2015 and December 31, 2014.	—	—
Common stock, $0.0001 par value: 1,000,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 48,296,114 and 47,305,129 shares issued and outstanding as of March 31, 2015 and December 31, 2014.	5	5
Additional paid in-capital	221,305	216,607
Accumulated other comprehensive loss	(287)	(162)
Accumulated deficit	(239,397)	(186,506)
Total stockholders’ equity (deficit)	(18,374)	29,944
Total liabilities and stockholders’ equity (deficit)	$112,130	$115,675

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$36,005	$19,038
Cost of revenue	20,974	11,615
Gross profit	15,031	7,423
Operating expenses:
Research and development	8,941	9,472
Sales and marketing	11,436	11,029
General and administrative	5,082	4,563
Total operating expenses	25,459	25,064
Loss from operations	(10,428)	(17,641)
Other income (expense), net:
Change in fair value of derivative and warrant liabilities	(41,285)	—
Interest expense	(1,546)	(47)
Other income (expense), net	419	(62)
Total other income (expense), net	(42,412)	(109)
Loss before provision for income taxes	(52,840)	(17,750)
Provision for income taxes	51	50
Net loss	$(52,891)	$(17,800)
Basic and diluted net loss per share	$(1.11)	$(0.38)
Weighted-average number of shares used in computing basic and diluted net loss per share	47,818	46,636

See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(52,891)	$(17,800)
Other comprehensive income (loss):
Foreign currency translation adjustments	(125)	127
Unrealized gains on available for sale securities, net of tax	—	9
Total other comprehensive income (loss)	(125)	136
Comprehensive loss	$(53,016)	$(17,664)
See accompanying Notes to Condensed Consolidated Financial Statements.

Cyan, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(52,891)	$(17,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,177	889
Stock-based compensation	4,403	2,515
Change in fair value of derivative and warrant liabilities	41,285	—
Accretion of debt discount	419	—
Loss on disposal of assets	114	—
Changes in operating assets and liabilities:
Accounts receivable	5,717	293
Lease receivable	—	604
Inventories	2,812	1,395
Deferred costs	12	2,679
Prepaid expenses and other assets	123	83
Accounts payable	454	(1,577)
Accrued and other liabilities	1,704	(448)
Accrued compensation	1,171	(694)
Deferred revenue	(399)	(2,789)
Deferred rent	(106)	(27)
Net cash provided by (used in) operating activities	5,995	(14,877)
Investing activities
Purchases of property and equipment	(843)	(2,284)
Purchase of available for sale securities	—	(11,498)
Maturity of available for sale securities	—	1,000
Sale of available for sale securities	—	11,750
Sale of other investment	807	—
Net cash used in investing activities	(36)	(1,032)
Financing activities
Proceeds from stock-based compensation programs	1,358	236
Taxes paid related to net-share settlements of restricted stock units	(1,060)	(92)
Repayments of borrowings under term loan	—	(396)
Payments on capital leases	—	(39)
Net cash provided by (used in) financing activities	298	(291)
Effect of exchange rate changes on cash and cash equivalents	(127)	137
Net increase (decrease) in cash and cash equivalents	6,130	(16,063)
Cash and cash equivalents at beginning of period	47,740	32,509
Cash and cash equivalents at end of period	$53,870	$16,446
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$47
Non-cash Investing and financing activities
Property and equipment included in accounts payable	$244	$215
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

Unaudited Interim Condensed Consolidated Financial Statements — The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP), and with Securities and Exchange Commission (SEC) rules and regulations, which allow for certain information and footnote disclosures that are normally included in annual financial statements prepared in accordance with GAAP to be condensed or omitted. In the Company's opinion, these unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2014 and include all adjustments necessary for fair presentation, consisting only of normal recurring adjustments. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited financial statements at that date.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 2014 which are included in the Company's Annual Report on Form 10-K filed with the SEC.

Events in 2015 required the Company to make additions to the Company's accounting policies for stock based compensation and customer credits, as more fully set forth below. There have been no other changes in the significant accounting policies as described in the audited consolidated financial statements for 2014 included in the Annual Report.

The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarterly or annual financial period, including the fiscal year ending December 31, 2015.
Principles of Consolidation — The Company's consolidated financial statements include its accounts and the accounts of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.
Fiscal Periods — The Company operates on fiscal periods ending on the last day of the respective calendar quarter.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. For the Company, these estimates include, but are not limited to, allowances for doubtful accounts, inventory valuation, excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets, sales returns reserve, the fair value of stock awards, the fair value of a contingent conversion feature, make-whole conversion adjustment, and certain interest features related to the Company's 8.0% convertible senior notes issued in December 2014 and due December 15, 2019 (the “Notes”) which are accounted for as a single compound embedded derivative (the “Compound Embedded Derivative”) and warrants associated with the Notes, warranty costs, contingencies, accounting for income taxes, including the determination of the timing of the establishment or release of the Company's valuation allowance related to the Company's deferred tax asset balances and reserves for uncertain tax positions, and the fair value of stock awards and the probability that specified goals underlying performance based awards will be achieved. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial position and results of operations.

Stock-based Compensation — The Company granted restricted stock units (RSUs) to its employees and performance based restricted stock units (PBRSUs) to members of the executive team in the three months ended March 31, 2015. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The stock-based compensation expense related to PBRSUs is recognized based on the attainment of specified goals over a graded vesting period of two years. The fair value of RSUs and PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Customer credits — In limited instances, the Company issues credits to its customers that can be applied against future purchases. The Company has recorded its customer credits obligations within Other liabilities. The Company estimates these credits, which increase as the level of business with the customer increases, based on the customer's historic and projected revenue for the year.

Liquidity — The accompanying financial statements as of and for the three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has incurred net losses in each quarterly and annual period. In the three months ended March 31, 2015 the Company incurred net losses of $52.9 million. As of March 31, 2015, the Company had an accumulated deficit of $239.4 million.

The Company requires a significant amount of cash resources to operate its business. The Company provided approximately $6.1 million of cash in the three months ended March 31, 2015, including $6.0 million provided by operating activities. This was the first quarter during which the Company generated positive cash flow from operations. The Company ended the quarter with cash and cash equivalents, of $53.9 million, excluding $12.0 million in restricted cash. The Company's liquidity is affected by many factors including, among others, fluctuations in revenue, gross margin and operating expenses, as well as changes in operating assets and liabilities. At forecasted levels of revenue, expenses and capital expenditures, the Company believes that its existing cash and cash equivalents, together with its cash collections will be sufficient to meet its projected operating and capital expenditure requirements through the first quarter of 2016. However, as early as January 15, 2016 the Notes (see footnote 5) may be converted. Unless and until the Company obtains stockholder approval to issue additional shares, it will be required (i) to settle Notes purchased by the Company's officers, directors and their affiliated entities and any other Notes settled on the same date solely in cash and (ii) to settle all conversions of Notes (other than those purchased by the Company's officers, directors and their affiliated entities and only if settled on a date different from the date of settlement of the Notes purchased by the Company's officers, directors and their affiliated entities) by paying cash in an amount equal to at least the principal amount of Notes converted together with any combination of cash or shares of common stock, as selected by the Company, for the conversion value in excess of the principal amount, if any, subject to a share cap on the overall number of shares issued. The Company intends to seek stockholder approval at its 2015 annual stockholders meeting to permit the Company to settle the Notes including the notes purchased by the Company's officers, directors, and their affiliated entities, using shares of common stock, cash or a combination of both, at the Company's election and without a cap on the number of shares issued. The Company's 2015 annual meeting of stockholders has been postponed to accommodate additional agenda items associated with the proposed business combination with Ciena. There is no guarantee that such stockholder approval will be obtained. Were a material amount of the Notes to be converted prior to receiving the stockholder approval to include shares of the Company's common stock in the settlement, the Company's liquidity could be materially adversely affected and, if enough Notes were converted, the Company would not have sufficient capital resources to settle them entirely in cash.

The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of uncertainties.

New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers", (Topic 606) (ASU 2014-09), which provides guidance for revenue recognition. ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance.  Additionally, it supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 requires retrospective application by either a “full retrospective” adoption in which the standard is applied to all of the periods presented or a “modified retrospective” adoption for fiscal years beginning after December 15, 2016. The standard will be effective for the Company in the first quarter of fiscal 2017. Early adoption is not permitted. The Company has not selected a transition method and is currently assessing the potential impact on its financial statements from adopting this new guidance. The FASB has indicated that there may be certain future changes to the revenue guidance and on April 29, 2015, the FASB issued an exposure draft proposing the deferral of the effective date by one year.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest", (Subtopic 835-30), to simplify the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The standard will be effective for the Company in the first quarter of fiscal 2016. Early adoption is permitted. The Company is currently assessing the potential impact on its financial statements from adopting this new guidance. The Company does not believe the adoption of this guidance will have a material impact on its Consolidated Financial Statements as the impact is classification only.

2. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net loss	$(52,891)	$(17,800)
Weighted-average shares used to compute basic and diluted net loss per share	47,818	46,636
Basic and diluted net loss per share	$(1.11)	$(0.38)
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

	Three Months Ended March 31,
	2015	2014
Employee stock options	11,283	12,973
Restricted stock units	3,620	2,788
Shares underlying the Notes	20,470	—
Common stock warrants	11,250	—
	46,623	15,761
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

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 3:    Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value as of March 31, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative and warrant liabilities	$—	$—	$77,565	$77,565

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities at fair value as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$4,110	$—	$—	$4,110

Liabilities:
Derivative and warrant liabilities	$—	$—	$36,280	$36,280

There were no transfers of assets or liabilities measured at fair value between levels within the fair value hierarchy during any of the periods presented.

The Notes include a conversion option, including contingent conversion, a make-whole conversion adjustment, and certain interest features which are accounted for as a single compound embedded derivative (the “Compound Embedded Derivative”). The fair value of the Compound Embedded Derivative was determined based on a binomial lattice model. The liability is classified within Level 3 as the volatility assumption was based on the weighting of observable and implied volatilities and the estimated weighting and implied volatility are unobservable inputs used to value the Compound Embedded Derivative. During the three months ended March 31, 2015, there were no changes to the valuation methodology used to estimate the fair value of the Compound Embedded Derivative. At March 31, 2015, the weighting of the observable and implied volatilities were updated to apply no weighting associated with the implied volatility and 50% to each of the observable volatilities, due to limited transactions associated with the implied volatility for the three months ended March 31, 2015.

In December 2014, the Company issued detachable warrants, in conjunction with issuing the Notes. The fair value of each warrant is estimated by utilizing a Black-Scholes option-pricing model. The liability is classified within Level 3 as the volatility assumption was based on the weighting of observable and implied volatilities and the estimated weighting and implied volatility are unobservable inputs used to value the Compound Embedded Derivative. During the three months ended March 31, 2015, there were no changes to the valuation methodology used to estimate the fair value of the Compound Embedded Derivative. At March 31, 2015, the weighting of the observable and implied volatilities were updated to apply no weighting associated with the implied volatility and 50% to each of the observable volatilities, due to limited transactions which would provide implied volatility during the three months ended March 31, 2015.

The following table summarizes the changes in the liabilities classified in Level 3 for the three months ended March 31, 2015 (in thousands):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended March 31, 2015
Beginning balance	$36,280
Change in fair value of derivative and warrant liabilities	41,285
Ending balance	$77,565

Losses reported in this table include changes in fair value that are attributable primarily to the change in value of the Company's stock price for the three months ended which is an observable input. During the quarter, the Company's stock price increased from $2.50 per share to $3.99 per share.

The Company held no marketable securities at March 31, 2015 or at December 31, 2014.

4. Balance Sheet Components
Cash and Cash Equivalents
Cash and cash equivalents consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Cash	$53,870	$43,630
Money market funds	—	4,110
Total cash and cash equivalents	$53,870	$47,740

Inventory
Inventories consisted primarily of finished goods purchased from the contract manufacturer and are stated at the lower of cost or market value (on a first-in, first-out basis). Inventory consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$928	$1,202
Finished goods	8,339	11,160
Total Inventory	$9,267	$12,362
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Lab equipment and tooling	$18,965	$18,303
Software	849	628
Leasehold improvements	1,735	1,569
Furniture and fixtures	1,112	987
Computer equipment	730	720
	23,391	22,207
Less accumulated depreciation and amortization	(11,262)	(10,311)
Property and equipment, net	$12,129	$11,896

For the three months ended March 31, 2015 and 2014 depreciation and amortization expense on property and equipment was $1.0 million and $0.9 million.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Inventory-in-transit	$99	$1,516
Warranty reserve (1)	2,641	2,564
Sales returns reserve	1,248	370
Professional fees	1,525	1,137
Sales and use taxes	224	201
Accrued interest	1,187	18
Other	714	969
Total accrued liabilities	$7,638	$6,775

(1) Activity related to warranties is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$2,564	$1,374
Charge to cost of sales	361	473
Costs incurred	(284)	(170)
Closing balance	$2,641	$1,677

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

The Notes are secured by a first-priority lien, subject only to certain permitted liens and certain excluded assets, on substantially all of the Company’s and the subsidiary guarantors’ assets, whether now owned or hereafter acquired, including license agreements, general intangibles, accounts instruments, investment property, intellectual property and any proceeds of the foregoing. The guarantees of each subsidiary guarantor will be a senior secured obligation of such subsidiary guarantor and will have the same ranking with respect to indebtedness of such subsidiary guarantor as the Notes will have with respect to the Company’s indebtedness. At March 31, 2015 and December 31, 2014, there are no subsidiary guarantors.

The Notes are the Company’s senior secured obligation and will rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes; will rank effectively senior to any of the Company’s unsecured indebtedness to the extent of the value of the collateral securing the Notes; will rank equal in right of payment to the

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company’s existing and future liabilities that is not so subordinated to the Notes; and will rank structurally junior to all indebtedness and other liabilities (including trade payable) of the Company’s existing and future subsidiaries that do not guarantee the Notes.

The initial conversion rate for the Notes is 409.3998 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $2.44 per share. Except in the case of certain specified corporate events, the Notes will not be convertible prior to January 15, 2016. Thereafter, until the close of business on June 15, 2019, the Notes will only be convertible under certain circumstances. On and after June 15, 2019, the Notes may be converted at any time prior to maturity. Unless and until the Company obtains stockholder approval to issue additional shares, it will be required (i) to settle Notes purchased by officers, directors and their affiliated entities and any other Notes settled on the same date solely in cash and (ii) to settle all conversions of Notes (other than those purchased by the Company's officers, directors and their affiliated entities and only if settled on a date different from the date of settlement of the Notes purchased by the Company's officers, directors and their affiliated entities) by paying cash in an amount equal to at least the principal amount of Notes converted together with any combination of cash or shares of common stock, as selected by the Company, for the conversion value in excess of the principal amount, if any, subject to a share cap on the overall number of shares issued. The Company intends to seek stockholder approval at its 2015 annual stockholders meeting to permit the Company to settle the Notes including the notes purchased by the Company's officers, directors, and their affiliated entities, using shares of common stock, cash or a combination of both, at the Company's election and without a cap on the number of shares issued. Upon conversion, in certain circumstances, the Company will also make an interest make-whole payment.

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

In the event that the Company undergoes a fundamental change, the holders may require the Company to purchase for cash all or any portion of the Notes at a purchase price equal to the principal amount of the Notes to be purchased plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The Company will also increase the conversion rate, in certain circumstances, if a holder elects to convert Notes in connection with a fundamental change or a redemption of the Notes. It is anticipated that the proposed business combination with Ciena will constitute a fundamental change.

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

The warrants are exercisable at any time on and after January 15, 2016 and expire on December 15, 2017. The warrants will be exercisable, at the option of each holder, in whole or in part by delivering to the Company a duly executed exercise notice and either by payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or through a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant. If the proposed business combination with Ciena is completed, all of the warrants will be deemed automatically exercised on a cashless basis immediately prior to completion. No fractional shares of common stock will be issued in connection with the exercise of a warrant. In lieu of fractional shares, the Company will pay the holder an amount in cash equal to the fractional amount multiplied by the exercise price. Notwithstanding the foregoing, unless and until the Company has obtained the requisite stockholder approvals, the Company will be required to cash settle any exercises of the warrants according to the net value formula set forth in the warrants.

The conversion option and certain interest rate features, including contingent conversion and the make-whole interest, are embedded derivatives. These features are accounted for as a single compound embedded derivative (the “Compound Embedded Derivative”). The conversion option and warrants are not subject to the equity scope exception since explicit net cash settlement is required prior to receipt of approval of the stockholders to settle in shares. As such the Compound Embedded Derivative and warrants are accounted for at fair value with changes in fair value recorded in the Company’s consolidated statement of operations.

The fair value of the Compound Embedded Derivative was computed using a Binomial Lattice approach of a similar note with and without the Compound Embedded Derivative. The Warrants were valued using the Black-Scholes Option-pricing model.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2015, the break out of the Compound Embedded Derivative and Warrants within Derivative and warrant liabilities was $61.4 million and $16.2 million, respectively. At December 31, 2014, the break out of the Compound Embedded Derivative and Warrants within Derivative and warrant liabilities was $30.6 million and $5.7 million, respectively.

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
The following summarizes the activity of the Notes from issuance to March 31, 2015 (in thousands):

Gross Proceeds	$50,000
Initial value of Compound Embedded Derivative reported as debt discount	(26,965)
Initial value of common stock warrants reported as debt discount	(4,605)
Accretion of debt discount	68
December 31, 2014	18,498

Accretion of debt discount	419
March 31, 2015	$18,917
 The following summarizes the amount of interest expense recognized relating to the contractual interest, amortization of the debt discount and amortization of debt issuance costs of the Notes (in thousands):

	March 31, 2015	March 31, 2014
Contractual interest	$973	$—
Amortization of debt discount	419	—
Amortization of debt issuance costs	$154	$—
Total interest expense	$1,546	$—

6. Commitments and Contingencies
Facility Lease
In April 2007 the Company entered into a lease for the Company's headquarters facility in Petaluma, California. As amended to date, the 2007 lease provides for the lease of 18,895 square feet and expires in 2025. As of March 31, 2015, the Company's total remaining obligations under the 2007 lease were $5.9 million. In July 2013, the Company entered into a lease for an additional 20,005 square feet of space in Petaluma, California, increasing by a further 18,773 square feet in 2016. The 2013 lease expires concurrently with the 2007 lease in 2025. As of March 31, 2015, the Company's total remaining obligations under the 2013 lease are $11.4 million. The Company has an option to extend the term of both leases for an additional five-year period.

In relation to these lease agreements, an executive officer, who is also a member of the Company’s Board of Directors, owns approximately 40% of the limited liability company from which the Company is leasing the office premises. As of March 31, 2015 and December 31, 2014 no amounts were included in accounts payable or accrued expenses under these agreements.

As of March 31, 2015 and December 31, 2014 total deferred rent was $0.4 million and $0.5 million. For the three months ended March 31, 2015 and 2014 rent expense was $0.3 million and $0.2 million.

Future minimum annual obligations under non-cancellable lease agreements as of March 31, 2015 are approximately as follows (in thousands):

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Year ending December 31:
2015 (remainder of year)	$985
2016	1,449
2017	1,768
2018	1,804
2019	1,799
Thereafter	9,950
Total	$17,755

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
Contract Manufacturer
As of March 31, 2015 and December 31, 2014 the Company has commitments to its contract manufacturer of $19.1 million and $9.7 million. These commitments include raw materials, work in progress and scheduled future orders, which are relatively short term. Should the Company be required to make payments under these commitments, the Company has the right to obtain and liquidate the related inventory to recover amounts paid under these commitments.

7. Stockholders' Equity and Stock-based Compensation
Stock-based Compensation

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the allocation of stock-based compensation in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$224	$60
Research and development	1,530	915
Sales and marketing	1,485	798
General and administrative	1,164	742
Total stock-based compensation	$4,403	$2,515
Equity Plans
In January 2015 an additional 2,128,731 shares of common stock were reserved for future issuance under the 2013 Equity Incentive Plan in accordance with the annual increase provision of the plan.

Stock Options

A summary of the activity and changes during the three months ended March 31, 2015 and a summary of information related to options exercisable and vested and expected to vest are presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	12,141,629	$3.99	6.57	$3,499
Options granted	62,000	3.72
Options exercised	(583,528)	2.23
Options forfeited	(336,747)	6.62
Balance at March 31, 2015	11,283,354	$4.00	6.79	$13,084
Options vested and expected to vest - March 31, 2015	10,631,822	$3.92	6.72	$12,761
Options exercisable - March 31, 2015	7,663,734	$3.36	6.26	$11,293

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model using the following factors:

	Three Months Ended March 31,
	2015	2014
Expected term (years)	6.08	6.08
Volatility	50%	44%
Risk-free interest rate	1.32%	1.49 - 1.73%
Dividend yield	—	—

Restricted Stock Units

In the three months ended March 31, 2015 the Compensation Committee of the Company's board of directors (the "Board") awarded RSUs to employees. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant. In addition, the Compensation Committee of the Board of Directors awarded PBRSUs to members of the executive team. These are subject to performance based requirements as well as additional time based vesting requirements. They will become eligible to vest 50% if the performance objectives are satisfied and then the remaining 50%

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

will vest only if the additional time-based vesting requirements are satisfied. The fair value of PBRSUs is determined using the fair value of the Company’s common stock on the date of grant.

The following table shows a summary of RSU activity, which includes PBRSUs, for the three months ended March 31, 2015 (unaudited):

	Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2014	3,067,728	$3.13
Granted	3,094,243	3.59
Vested	(672,568)	2.95
Forfeited	(15,888)	3.69
Unvested as of March 31, 2015	5,473,515	$3.41

8. Income Taxes
The Company’s provision for income taxes is based on the estimated annual effective tax rate, adjusted for discrete tax items recorded in the period. The effective tax rate for the three months ended March 31, 2015 and 2014 was less than one percent primarily as a result of the estimated tax losses for those fiscal periods for which no benefit is recorded due to the full valuation allowance recorded against the Company’s net deferred tax assets. The Company’s tax expense relates to state minimum taxes and foreign income taxes associated with the Company’s non-US operations.
As of March 31, 2015, based on the available objective evidence, management believes it is not more likely than not that the tax benefits of the US losses incurred during the three months ended March 31, 2015 will be realized. Accordingly, the Company did not record a tax benefit from the US losses incurred during the three months ended March 31, 2015.
The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowance on the Company’s net deferred tax assets, foreign tax rate differences and permanent differences for non-deductible stock-based compensation expense.

Cyan, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Concentration
Customers comprising revenue for the three months ended and/or a receivable balance as of each reporting period of 10% or greater are as follows:

	Percentage of Revenue		Percentage of Receivables
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Customer A	47%	*	33%	59%
Customer B	*	17%	*	*
Customer C	*	14%	*	*
Customer D	*	10%	*	*
Customer E	*	10%	*	*
Customer F	14%	*	22%	*

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

The Company operates as a single operating segment. This reflects the fact that the Company's CODM evaluates the Company’s financial information and resources, and assesses performance on a consolidated basis. Since the Company operates as one operating segment, all required financial segment information is included in the consolidated financial statements.

11. Related Parties

Certain parties affiliated with the Company purchased $17.0 million in aggregate principal amount of Notes and related Warrants. Mark Floyd, chief executive officer of the Company and chairman of the Board purchased $2.0 million in aggregate principal amount of Notes and related Warrants, Michael Hatfield, president of the Company and a member of the Board purchased $4.0 million in aggregate principal amount of Notes and related Warrants, and affiliated funds of Norwest Venture Partners, with whom Promod Haque, a member of the Board, is affiliated, purchased $11.0 million in aggregate principal amount of Notes and related Warrants.

In addition, an executive officer, who is also a member of the Board, owns approximately 40% of the limited liability company from which the Company is leasing the office premises (see footnote 6).

12. Subsequent Events

On May 3, 2015, the Company entered into a definitive agreement to be acquired by Ciena Corporation ("Ciena") for an aggregate purchase price of approximately $400 million. Upon the closing of the transaction, Cyan stockholders will receive consideration equal to the value of 0.224 shares of Ciena common stock per share of Cyan common stock (89% of which will be delivered in Ciena common stock and 11% will be delivered in cash based on the value of Ciena common stock at closing). Based on the structure of the transaction, Cyan’s outstanding warrants will be deemed to have been automatically exercised upon closing and the notes will become convertible. In addition, Ciena will also assume Cyan’s outstanding equity awards.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, including, without limitation, our expectations and statements regarding our outlook and future revenues, expenses, results of operations, liquidity, plans, strategies and objectives of management and any assumptions underlying any of the foregoing. Our actual results may differ significantly from those projected in the forward-looking statements. Our forward-looking statements and factors that might cause future actual results to differ materially from our recent results or those projected in the forward-looking statements include, but are not limited to, those discussed in the section titled "Forward Looking Information" and “Risk Factors” of this Form 10-Q. Except as required by law, we assume no obligation to update the forward-looking statements or our risk factors for any reason.

In addition, On May 3, 2015, the Company announced that it had entered into an Agreement and Plan of Merger with Ciena. The potential merger with Ciena presents additional risks and uncertainties that could cause the actual results to differ from those expressed or implied by forward looking statements including the risk that the pending merger with Ciena may not be consummated due to a failure to obtain stockholder or regulatory approval or for any other reason; the risk that the closing of the merger will be delayed; uncertainties concerning the effect of the transaction on relationships with customers, employees and suppliers of either or both of the companies; the risk that the two companies will not be integrated successfully and in a timely manner even if the closing occurs as anticipated; and the risk that the transaction may involve unexpected costs or unexpected liabilities.

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
Since inception, our revenue has been derived primarily from customers located in the United States. For the years ended December 31, 2014 and 2013 our largest customer was Windstream, which accounted for approximately 29% and 39% of our revenue. Additionally, Colt represented approximately 11% of our revenue for the year ended December 31, 2014 . No other customers represented more than 10% of our revenue for the years ended December 31, 2014 and 2013. In the first quarter of 2015, Windstream represented 47% of total revenue and one other customer represented 14% of total revenue.

In addition, a significant portion of our revenue in the US is from customers that identified to us that they were using government-supported loan programs or grants to fund their purchase from us including 13% during both the years ended December 31, 2014 and 2013 and 15% in the first quarter of 2015. Changes to or elimination of similar government programs have occurred in the past and are likely to occur in the future. To the extent that any of our customers have received grants or loans under government stimulus programs, but no longer have access to such assistance, they may substantially reduce or curtail future purchases of our solutions.

Revenue from customers located outside of the United States was approximately 10% and 22% of our revenue for the three months ended March 31, 2015 and 2014. We expect the percentage of our revenue derived from international sales to fluctuate from period-to-period in the near term but to increase in the longer term.
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

We entered into a definitive agreement to be acquired by Ciena Corporation for an aggregate purchase price of approximately $400 million (or approximately $335 million net of cash). Upon the closing of the transaction, Cyan stockholders will receive consideration equal to the value of 0.224 shares of Ciena common stock per share of Cyan common stock (89% of which will be delivered in Ciena common stock and 11% of which will be delivered in cash based on the value of Ciena common stock at closing). Based on the structure of the transaction, our outstanding warrants will be deemed to have been automatically exercised upon closing and out outstanding notes will become convertible. In addition, Ciena Corporation will also assume our outstanding equity awards.

Components of Operating Results
Revenue
We generate revenue primarily from selling our Z-Series platforms and licensing our Blue Planet software-defined networking solutions and providing various professional service fees.
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

Maintenance, Support, Training and Other Professional Services
We offer a range services, including hardware installation and software and hardware maintenance and support, to provide a variety of customer service products and support through our technical support engineers as well as through our growing network of authorized and certified channel partners. These services are sold to our customers at the time of the initial product sale, typically for one-year terms that customers may choose to renew for successive annual or multi-year periods. These services are invoiced separately at the time of the initial product sale.

We also provide training and other professional services to our end-customers, including services related to the implementation, use, functionality and ongoing maintenance of our products. These services are invoiced separately when the services are delivered.
Deferred Revenue
Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end, pending completion of the revenue recognition process. Our deferred revenue was $7.1 million and $7.5 million as of March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the majority of our deferred revenue is related to term license, support and maintenance revenue that is recognized ratably over the contractual service period. We monitor our deferred revenue balance because it represents a significant portion of revenue to be recognized in future periods. Over the longer term, we expect that the proportion of our deferred revenue relating to Blue Planet will increase relative to Z-Series related deferred revenue. In most cases, we expect to invoice our customers at the start of the Blue Planet license term, which will lead to the majority of these invoiced amounts being treated as deferred revenue and recognized ratably over the term of the contract or the associated maintenance period.
As a result, over the longer term, we expect that the proportion of our deferred revenue relating to Blue Planet will increase relative to Z-Series related deferred revenue.

Costs of Revenue
Cost of revenue primarily consists of manufacturing costs of our products payable to our contract manufacturer. Our cost of revenue also includes third-party manufacturing and supply chain logistics costs, provisions for excess and obsolete inventory, warranty costs, hosting costs, certain allocated costs for facilities, depreciation and other expenses associated with logistics and quality control. Additionally, it includes salaries, benefits and stock-based compensation for personnel directly involved with manufacturing, installation, and certain and support services.
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

Research and Development
    Research and development expense consists primarily of personnel and consultant costs. Research and development expense also includes costs for prototypes, lab supplies, product certification, travel, depreciation, recruiting and allocated costs for certain facilities costs.

Sales and Marketing

    Sales and marketing expense consists primarily of personnel costs including commission costs. We expense commission costs as incurred. Sales and marketing expense also includes the costs of consultants, trade shows, marketing programs, promotional materials, demonstration equipment, travel, depreciation, recruiting and allocated costs for certain facilities costs.

General and Administrative

    General and administrative expense consists of personnel costs, professional services costs as well as allocated costs for certain facilities costs. General and administrative personnel include our executive, finance, human resources, IT and legal organizations. Professional services consist primarily of legal, auditing, accounting, and other consulting costs.
Stock-Based Compensation
Stock-based compensation expense was $4.4 million and $2.5 million for the three months ended March 31, 2015 and 2014. We expect to continue to incur significant stock-based compensation expense because we expect stock-based compensation to continue to play an important part in the overall compensation structure for our employees.
Stock-based compensation included in the statements of operations data above was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$224	$60
Research and development	1,530	915
Sales and marketing	1,485	798
General and administrative	1,164	742
Total stock-based compensation	$4,403	$2,515

Other Income (Expense), Net
Change in fair value of derivative and warrant liabilities
In December 2014, we issued $50.0 million aggregate principal amount of 8.0% convertible senior notes due December 15, 2019 (the Notes). The Notes include a conversion option, including contingent conversion, a make-whole conversion adjustment, and certain interest features which are accounted for as a single compound embedded derivative (the Compound Embedded Derivative). In connection with the issuance of the notes we also issued certain warrants. We have classified the Compound Embedded Derivative Liability and warrants as derivative liabilities. They are recorded at fair value and are subject to re-measurement at each balance sheet date. We will recognize any change in fair value in our condensed consolidated statements of operations.
Interest Expense
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
Interest expense on the Notes represents the coupon interest together with the non-cash interest expense resulting from the accretion of the debt discount.
Other Income (Expense), Net
    Other income (expense), net consists of foreign currency gains and losses, interest income and other income and expense items. In February 2015, we realized a gain of $0.3 million from the sale of a non-operating investment in an unrelated company that was recognized as a component of other income (expense), net in the condensed consolidated statements of operations.

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

As of December 31, 2014 we had $108.1 million of federal and $84.1 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2026 for U.S. federal income tax and 2015 for state income tax purposes. Our ability to use our net operating loss carryforwards to offset any future taxable income may currently, or in the future be subject to limitations in the event that we experience a change of ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, (Internal Revenue Code). We established a full valuation allowance to offset net deferred tax assets as of March 31, 2015 and December 31, 2014 due to the uncertainty of generating sufficient future taxable income.

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
The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following: allowances for doubtful accounts, inventory valuation, excess and obsolete inventory, allowances for obligations to its contract manufacturer, useful lives assigned to long-lived assets, sales returns reserve, the fair value of stock awards, the fair value of a contingent conversion feature, make-whole conversion adjustment, and certain interest features related to our 8.0% convertible senior notes issued in December 2014 and due December 15, 2019 (the “Notes”) which are accounted for as a single compound embedded derivative (the “Compound Embedded Derivative”) and warrants associated with the Notes, warranty costs, contingencies, accounting for income taxes, including the determination of the timing of the establishment or release of the our valuation allowance related our deferred tax asset balances and reserves for uncertain tax positions, and the fair value of stock awards and the probability that specified goals underlying performance based awards will be achieved. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for a more complete discussion of our critical accounting policies and estimates. Our critical accounting policies have been discussed with the Audit Committee of the Board of Directors.

Events in 2015 required us to make additions to our accounting policies for stock based compensation and customer credits and to expand our consideration of possible conversion scenarios associated with the Notes as disclosed in the notes to condensed consolidated financial statements. There have been no other changes in the significant accounting policies as described in the audited consolidated financial statements for 2014 included in our Annual Report.

Results of Operations
Revenue

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Revenue	$36,005	$19,038
Revenue increased by $17.0 million or 89% for the three months ended March 31, 2015 from the three months ended March 31, 2014. The increase was primarily due to a substantial increase in revenue from Windstream. Revenue from Windstream represented 47% and 6% of revenue for the three months ended March 31, 2015 and 2014, respectively. Excluding Windstream from both periods, revenue increased by $1.1 million or 6% for the three months ended March 31, 2015 from the three months ended March 31, 2014.
Approximately 10% and 22% of our revenue for the three months ended March 31, 2015 and 2014 was attributable to customers located outside the United States. The decrease in international revenue as a percentage of total revenue was primarily due to the significant increase in Windstream revenue (Windstream is based in the United States). In addition, international revenue for the three months ended March 31, 2015 compared to March 31, 2014 was somewhat impacted by the continued strengthening of the US dollar which makes our products less price competitive internationally. We continue to introduce our products in new markets and expect international revenue to increase in dollar amount over time.

Cost of Revenue, Gross Profit and Gross Margin

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Cost of revenue	$20,974	$11,615
Gross profit	$15,031	$7,423
Gross margin	41.7%	39.0%
Cost of revenue increased by $9.4 million, or 81%, for the three months ended March 31, 2015 from the three months ended March 31, 2014 corresponding to our 89% increase in revenue. Gross profit increased by $7.6 million, or 102%, for the three months ended March 31, 2015 from the three months ended March 31, 2014.
Gross margin increased by 2.7%, from 39.0% to 41.7%, for the three months ended March 31, 2015 compared to the prior year period. The increase in gross margin is due primarily to a similar level of fixed manufacturing expenses being spread over a much larger revenue base when comparing the first quarter 2015 to the first quarter 2014.
We anticipate our gross margins will fluctuate from period to period depending on the product mix sold, large initial deployments as well as other factors including provisions for warranty, inventory excess and obsolescence charges and the level of revenue experienced in any particular period.
Research and Development

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Research and development	$8,941	$9,472
Percent of total revenue	24.8%	49.8%
Research and development expense decreased by $0.5 million, or 6%, in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The decrease was primarily related to reduced payroll expenses in the 2015 period as a result of the restructuring undertaken in the fourth quarter of 2014, partially offset by a higher level of stock based compensation.

In the near term, we expect our research and development expenses to remain relatively flat in dollar amount.
Sales and Marketing

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Sales and marketing	$11,436	$11,029
Percent of total revenue	31.8%	57.9%
Sales and marketing expense increased by $0.4 million, or 4%, from the three months ended March 31, 2015 to the three months ended March 31, 2014. The increase was primarily due to higher commissions associated with the significant increase in revenue and an increase in stock based compensation offset by lower spending on travel and entertainment and professional fees.
In the near term, we expect our sales and marketing expenses to be somewhat lower in dollar amount.
General and Administrative

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
General and administrative	$5,082	$4,563
Percent of total revenue	14.1%	24.0%

General and administrative expense increased by $0.5 million, or 11%, from the three months ended March 31, 2015 to the three months ended March 31, 2014. The increase was primarily related to increased accounting , legal, and outside service expenses, as well as increased stock based compensation expense, offset somewhat by lower payroll related expenses.
In the near term, we expect our general and administrative expenses to be modestly lower in dollar amount.
Other Income (Expense), Net

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Change in fair value of derivative and warrant liabilities	$(41,285)	$—
Interest expense	(1,546)	(47)
Other income (expense), net	419	(62)
Other Income (expense), net	$(42,412)	$(109)
Other income (expense), net was $42.4 million during the quarter ended March 31, 2015, compared to income of $0.1 million in the same quarter in 2014. The difference between the two periods was primarily due to the change in fair value of the Notes. The Notes are recorded at fair value and are subject to re-measurement at each balance sheet date. Re-measurement at March 31, 2015 resulted in a $41.3 million change primarily as a result of a 60% increase in the price of our common stock over the period. Interest expense for the three months ended March 31, 2015 relates to our Notes. The effective interest rate applicable to the debt balance of the Notes is 48.9%. The difference between this interest rate and the Notes 8.0% coupon rate will be accreted to the debt balance over the 5-year term of the Notes.
Interest expense for the three months March 31, 2014 relates to obligations under our term loan that was paid off in the fourth quarter of 2014. These amounts were offset by a $0.3 million gain from the sale of a non-operating investment in an unrelated company.

Liquidity and Capital Resources
Historically, we required a significant amount of cash resources to operate our business. For example, in 2014, we used approximately $42 million in operating activities. In the first quarter of 2015, we had positive cash flow of $6.1 million including cash flow from operations of $6.0 million. At March 31, 2015, we had cash (including restricted cash of approximately $12 million) and cash equivalents totaling $65.9 million
At forecasted levels of revenue, expenses and capital expenditures, we believe that our existing cash, cash equivalents, together with cash collections will be sufficient to meet our projected operating and capital expenditure requirements through the first quarter of 2016. However, as early as January 15, 2016 the Notes may be converted. Unless and until we obtain stockholder approval to issue shares to settle the conversion of Notes, we will be required (i) to settle Notes purchased by our officers, directors and their affiliated entities and any other Notes settled on the same date solely in cash and (ii) to settle all conversions of Notes (other than those purchased by the our officers, directors and their affiliated entities and only if settled on a date different from the date of settlement of the Notes purchased by the our officers, directors and their affiliated entities) by paying cash in an amount equal to at least the principal amount of Notes converted together with any combination of cash or shares of common stock, as selected by us, for the conversion value in excess of the principal amount, if any, subject to a share cap on the overall number of shares issued. We intend to seek stockholder approval at its 2015 annual stockholders meeting to permit us to settle the Notes including the notes purchased by our officers, directors, and their affiliated entities, using shares of common stock, cash or a combination of both, at our election and without a cap on the number of shares issued. We intend to seek stockholder approval at our 2015 annual stockholders meeting to permit us to settle the Notes, including the notes purchased by our officers, directors and their affiliated entities, using shares of our common stock, cash or combination of both, at our election. Our 2015 annual meeting of stockholders has been postponed to accommodate additional agenda items associated with the proposed business combination with Ciena. There is no guarantee that such stockholder approval will be obtained. Were a material amount of the Notes to be converted prior to receiving the stockholder approval to include shares of our common stock in the settlement, our liquidity could be materially adversely affected and, if enough Notes converted, we would not have sufficient capital resources to settle them entirely in cash.

The following table summarizes our cash flows (in thousands):

	Three months ended March 31, 2015	Three Months ended March 31, 2014
Net cash provided by (used in) operating activities	$5,995	$(14,877)
Net cash provided used in investing activities	(36)	(1,032)
Net cash provided by (used in) financing activities	298	(291)
Effect of exchange rates on cash	(127)	137
Net increase (decrease) in cash and cash equivalents	$6,130	$(16,063)
Operating Activities
In the three months ended March 31, 2015, cash provided by operating activities was $6.0 million. In arriving at cash from operations, net loss of $52.9 million, was offset by $47.4 million in non-cash items relating to stock-based compensation, depreciation and amortization, interest expense and most significantly the change in fair value of derivative and warrants. Our cash flow also benefited from a decrease in accounts receivable of $5.7 million due to increased collections, a decrease in our inventory balance of $2.8 million as we were successful in our efforts to better utilize our inventory to fulfill our sales volume in the first quarter of 2015, an increase in accrued and other liabilities of $1.7 million due to the timing of purchases of additional inventory, and an increase in accrued compensation of $1.2 million due to increased commissions from higher sales in the first quarter 2015.
In the three months ended March 31, 2014, cash used in operating activities was $14.9, primarily as a result of a net loss of $17.8 million, which was only partially offset by $3.4 million in non-cash depreciation and amortization and stock-based compensation. During the three months ended March 31, 2014 accounts receivable decreased $0.3 million or $1.7 million less than the decrease experienced in the three months ended March 31, 2013, due to the lack of sales linearity in the current quarter. Accounts payable decreased $1.6 million due to the timing of vendor payments. Further, in the three months ended March 31, 2014 the Company received $0.6 million when its lease receivables were paid off by the customer. These were partially offset by a net increase in other working capital amounts of $0.2 million.
Investing Activities

In the three months ended March 31, 2015, cash used in investing activities was insignificant and related primarily to capital expenditures, such as purchases of lab equipment, tooling and computer hardware to support our business of $0.8 million, offset by $0.8 million received from the sale of a non-operating investment in an unrelated company.

In the three months ended March 31, 2014, cash used in investing activities was $1.0 million and primarily related to capital expenditures, such as lab equipment, tooling and computer hardware to support our business of $2.3 million, partially offset by $1.3 million sales of marketable securities.
Financing Activities
In the three months ended March 21, 2015, cash provided by financing activities was $0.3 million. This included $1.4 million in proceeds from the exercise of stock options. These were partially offset by $1.1 million of taxes paid related to net-share settlement of restricted stock units.
In the three months ended March 31, 2014, cash used in financing activities was $0.3 million. This included $0.4 million repayments of borrowings under our term loan, partially offset by $0.2 million proceeds from the exercise of stock options.

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
We had cash and cash equivalents of $53.9 million at March 31, 2015. Cash and cash equivalents consist of cash and money market funds. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and cash equivalents. We do not enter into marketable securities for trading or speculative purposes.
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
Changes in our stock price can have a material impact on the costs associated with our convertible notes and related warrants. Prior to obtaining-or if we do not obtain-stockholder approval to fully settle the conversion of our convertible notes and exercise of the related warrants, we would be required to settle these obligations in cash. Because the cash settlement amount of the notes and warrants increases if our stock price increases, increases in our stock price would result in an increase in the amount we would have to pay upon conversion of the notes and exercise of the warrants. For example, prior to obtaining stockholder approval-or if we don’t obtain stockholder approval if the price of our common stock used for purposes of measuring the settlement amount of the notes and warrants were $4.00 per share, we would be obligated to issue approximately 5.3 million shares of our common stock and pay cash of approximately $65.1 million to settle full conversion of the notes and exercise of the warrants. If the price of our common stock used for these calculations were $5.00 per share, the amounts would be approximately 6.9 million shares and $83.3 million in cash. In addition, changes in the price of our common stock result in changes in the fair value of the derivative liabilities associated with the convertible notes and warrants and could cause our charges for these liabilities to change significantly from period to period. For example, the fair market value of our common stock at March 31, 2015, which resulted in a charge of $41.3 million, was $3.99. If the fair market value on that date had been $4.99, the charge in the fourth quarter would have been $69.8 million.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015. Based on their evaluation as of March 31, 2015 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level to ensure that the information required to be disclosed by us on this Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
For the years ended December 31, 2014, 2013 and 2012, revenue from Windstream represented approximately 29%, 39% and 45% of our total revenue. In recent periods, sales to Windstream have been highly volatile from quarter to quarter. For example, sales to Windstream declined from $19.0 million, or 50% of total revenue, in the third quarter of 2013 to $2.3 million, or 11% of total revenue, in the fourth quarter of 2013 and to $1.1 million, or 6% of total revenue, in the first quarter of 2014. The unanticipated 88% decline in revenue from Windstream from the third to the fourth quarters of 2013 resulted in our overall revenue in the fourth quarter of 2013 being substantially lower than we or the market anticipated. In the third quarter of 2014, sales to Windstream decreased to $5.6 million or 21% of total revenue from $6.7 million, or 28% of total revenue in the second quarter of 2014, but increased to $15.8 million or 52% in the fourth quarter of 2014 and $16.9 million or 47% in the first quarter of 2015.
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
During 2015, two customers accounted for greater than 10% of our revenue: Windstream, which accounted for approximately 47%, and another customer, which accounted for approximately 14% of our revenue. During 2014 two customers accounted for greater than 10% of our revenue: Windstream, which accounted for approximately 29%, and Colt, which accounted for approximately 11% of our 2014 revenue. During 2013 two customers accounted for greater than 10% of revenue: Windstream, which accounted for approximately 39%, and Telephone and Data Systems, Inc., which accounted for approximately 11% of our 2013 revenue. Given the episodic nature of capital expenditures associated with network deployments, we may continue to derive a substantial amount of our revenue from a limited number of customers in any future period. Unless and until we substantially diversify our customer base, we may continue to experience significant volatility in our quarterly results, and may not be able to maintain or grow our revenues.
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
Since our inception, we have incurred net losses in each quarterly and annual period. For the year ended December 31, 2014 and the three months ended March 31, 2015, we incurred net losses of $59.2 million and $52.9 million, repectively. As of March 31, 2015, we had an accumulated deficit of $239.4 million. Although our revenue grew in each of the years from our inception through the year ended December 31, 2013, our revenue for 2014 fell below the level attained in 2013. Our revenue may not grow, or may decline, in future periods as a result of a number of factors, including uncertain demand for our solutions, increasing competition or our failure to capitalize on potential growth opportunities. In addition, we anticipate that we will continue to incur losses until at least the end of 2015 as we continue to expend substantial resources on sales and marketing, including domestic and international expansion efforts, product and feature development, technology infrastructure and general administration. If we are unable to grow our revenue, improve our gross margin or manage our expenses, we may continue to incur significant losses beyond 2015 and may not be able to achieve or maintain profitability.
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
We currently generate a significant majority of our sales from customers in the United States, and only in 2012 did we begin significant efforts to offer our solutions internationally. We have limited experience managing the sales, support and administrative aspects of a worldwide operation. For the years ended December 31, 2014 and 2013 and the three months ended March 31, 2015, revenue from customers outside of the United States was approximately 22% and 9% and 10%, respectively. The future growth of our business depends, in significant part, on increasing our international sales. We may not be successful in our efforts to expand our international operations, including as a result of not being able to increase or maintain international market demand for our solutions, and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully grow internationally could limit the future growth of our business and, consequently, affect our business, operating results and financial condition.
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
The suppliers of the components used in our Z-Series and N-Series platforms generally deliver the components directly to our contract manufacturer, Flextronics, but we bear the inventory risk under our arrangements with Flextronics. As of December 31, 2014 and 2013 and March 31, 2015 we had commitments to Flextronics totaling $9.7 million, $7.9 million and $19.1 million, respectively. Lead times for the materials and components that we order through Flextronics vary significantly and depend on numerous factors, including the specific supplier, contract terms and market demand for a component at a given time. The lead times for certain key materials and components could be lengthy depending on overall market demand, requiring us or Flextronics to order materials and components several months in advance of their use in manufacturing our products. If we overestimate our production requirements, Flextronics may purchase excess components and build excess inventory. If Flextronics purchases excess components or builds excess products, we could be required to pay for these excess components or products and recognize related inventory write-down costs. We also are required to reimburse Flextronics if our inventory is rendered obsolete for any reason. If we experience inventory write-downs associated with excess or obsolete inventory in any significant amount, this would have an adverse effect on our financial condition and operating results. Conversely, if we underestimate our product requirements, our contract manufacturer may maintain inadequate component inventory and be unable to manufacture our Z-Series and N-Series platforms in sufficient quantities to timely meet customer demand. Any shortfall in available products could result in delays or cancellation of orders by our customers, which could have an adverse effect on our business, operating results, financial condition and customer relationships.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. In general, this assessment from year-to-year includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting in compliance with Section 404. For any given period, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to certify that our internal controls are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups, or JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. In addition, any remediation efforts we undertake may be costly and may not be successful or enable us to avoid a material weakness in the future.

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
Technology stocks, including those of companies in the network industry, have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. The relatively small trading volume of our stock has in the past resulted in, and may in the future continue to result in small transactions having a large impact on our stock price. Such fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated changes in the expectations of investors or securities analysts, and whether our operating results meet these expectations;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in the network industry in particular;

•	new product or service introductions and market demand for these and our existing solutions;

•	failure to meet investor expectations as a result of the timing of large customer orders;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, internationally or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock;

•	departures of key personnel; or

•	the failure to consummate the Merger.
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
Our directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 45% of the outstanding shares of our common stock based on the number of shares outstanding as of March 31, 2015. As a result, these stockholders, if acting together, may be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
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

•
prevent us from raising funds necessary to repay the notes at maturity, purchase notes tendered to us if there is a “fundamental change” such as the merger with Ciena, or pay the interest make-whole payment that may be due in cash in connection with certain conversions of the notes under the indenture governing the notes;

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
The $50 million in principal amount of 8.0% convertible notes we issued December 2014 would be convertible into an aggregate of approximately 20.47 million shares of our common stock. The related warrants represent the right to purchase an additional 11.25 million shares of our common stock. Under applicable New York Stock Exchange (NYSE) rules unless we obtain stockholder approval we will only be permitted to issue an aggregate of approximately 9.4 million shares of common stock to settle the conversion of the notes and exercise of the warrants. This limitation represents 19.99% of the number of shares of our common stock outstanding on the day the note offering was priced. Unless and until we have stockholder approval to issue the full number of shares issuable on conversion of the notes and exercise of the warrants, (i) we will be required to satisfy our conversion obligation with respect to the notes by delivering a combination of cash and shares of our common stock with a specified dollar amount per $1,000 principal amount of notes of at least $1,000 for all notes submitted for conversion, and (ii) if the number of shares of common stock deliverable for the settlement amount in excess of the specified dollar amount would result in the issuance of shares in excess of the conversion share cap, then we will pay cash in lieu of the shares that otherwise would have been deliverable. Of the $50 million in principal amount of notes issued, $17 million in principal amount were issued to affiliates. Unless and until we have obtained the requisite stockholder approvals, conversions of affiliate notes will be required to be settled entirely in cash. With respect to our outstanding warrants, unless and until we have obtained the requisite stockholder approvals, we will be required to cash settle any exercises of warrants determined according to the formula set forth in the warrants. Moreover, because the cash settlement amount of the notes and warrants increases if our stock price increases, increases in our stock price would result in an increase in the amount we would have to pay upon conversion of the notes and exercise of the warrants. For example, prior to obtaining stockholder approval-or if we don’t obtain stockholder approval if the price of our common stock used for purposes of measuring the settlement amount of the notes and warrants were $4.00 per share, we would be obligated to issue approximately 5.3 million shares of our common stock and pay cash of approximately $65.1 million to settle full conversion of the notes and exercise of the warrants. If the price of our common stock used for these calculations were $5.00 per share, the amounts would be approximately 6.9 million shares and $83.3 million in cash.
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
At maturity, the entire outstanding principal amount of the notes will become due and payable by us. Holders of the notes will also have the right to require us to purchase their notes upon the occurrence of a fundamental change, such as the acquisition by Ciena, at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest. In addition, unless we have obtained the requisite stockholder approvals and elected to deliver solely shares of our common stock to settle such conversion (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the notes being converted. As a result of the acquisition, the notes will become convertible for a period beginning 25 trading days prior to anticipated effective date of the acquisition. We may not have enough available cash or be able to obtain financing at the time we are required to repay the principal amount of the notes, make purchases of notes surrendered therefor or cash settle conversions of the notes.
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
Risks Related to the Pending Merger with Ciena Corporation
Our pending merger with Ciena is subject to various closing conditions, including governmental approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed.
On May 3, 2015, we entered into a merger agreement with Ciena pursuant to which Ciena will acquire us. The consummation of the merger is subject to customary closing conditions and a number of the conditions are not within our control, and may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things:

•	the expiration of the applicable waiting period under the Hard-Scott-Rodino Antitrust Improvements Act of 1976;

•	the issuance of legal opinions that the merger considered together as a single integrated transaction, will constitute a reorganization within the meaning of Section 368(a) of the Code;

•	the affirmative vote of holders of a majority of the outstanding shares of our common stock at our annual meeting to adopt the merger agreement; and

•
the affirmative vote by a majority of the votes cast at our annual meeting approving issuances of our common stock upon conversion of the Notes and exercise of the warrants issued in connection with the Notes, including approval of such issuances to certain of our affiliates.

It is also possible that a change, event, fact, effect or circumstance could occur that could lead to a material adverse effect to us, which may give Ciena the ability to not complete the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.
If the merger does not receive, or timely receive, the required regulatory approvals and clearance, or if another event occurs delaying or preventing the merger, such delay or failure to complete the merger may cause uncertainty or other negative consequences that may materially and adversely affect our sales, financial performance and operating results, and the price per share for our common stock and perceived acquisition value.
Additionally, if the merger is not completed for any reason, to the extent that the current market price of our common stock reflects an increase resulting from a market assumption that the transaction will be completed, the market price of our common stock may decline by the value attributed to this assumption, or could decline even more. Furthermore, we will be required to pay certain costs relating to the merger, whether or not it is completed, such as significant fees and expenses relating to legal, accounting and other services, and we may be required to cash settle any conversions of the Notes as discussed above. In addition, we could be subject to litigation related to any failure to complete the merger. If it is not completed, these risks may materially and adversely affect our stock price, operating results and ongoing business.
Our obligation to pay a termination fee to Ciena under certain circumstances could require us to use available cash that would have otherwise been available for general corporate purposes and may discourage other companies from trying to acquire us.
If the merger agreement is terminated, in certain circumstances, we would be required to pay Ciena a termination fee of $15.0 million, which may require us to use available cash that would have otherwise been available for general corporate purposes. Furthermore, until the merger is completed or the merger agreement is terminated, with limited exceptions, we are prohibited from entering into or soliciting any acquisition proposals, and these provisions coupled with a potential termination fee, if any, could discourage other companies from trying to acquire us for a higher price. For these and other reasons, a failed merger could materially and adversely affect our business, operating results or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.
While the merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operations and the future of our business or result in a loss of employees.
The merger agreement includes restrictions on the conduct of our business prior to the completion of the merger, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Ciena’s prior written consent. We may find that these and other contractual arrangements in the merger agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers and advertisers may have uncertainties about the effects of the merger. In connection with the pending merger, it is possible that some customers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the merger is completed. In addition, whether or not the merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed merger, which may materially and adversely affect our business results and financial condition.
We may be subject to purported class action lawsuits relating to the merger, which could materially adversely affect our business, financial condition and operating results.
Litigation in connection with acquisitions of public companies is very common, regardless of any merits related to the underlying acquisition. We, our directors and Ciena may be subject to purported class action lawsuits relating to the merger and other additional lawsuits may be filed. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results. Furthermore, we have obligations to hold harmless and indemnify each of our directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

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

/s/ Mark A. Floyd	Chief Executive Officer and	May 13, 2015
Mark A. Floyd	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Jeffrey G. Ross	Vice President and Chief Financial	May 13, 2015
Jeffrey G. Ross	Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit number	Description of Document

2.1 (1)	Agreement and Plan Merger, dated as of May 3 2015, by and among Ciena Corporation, Neptune Acquisition Subsidiary, Inc. and the Registrant

4.1 (1)	Form of Voting Agreement

4.2	First Supplemental Indenture dated April 27, 2015 by and between Cyan, Inc. and U.S. Bank National Association, as trustee and collateral agent.

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (2)	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

32.2 (2)	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit filed with the Registrant's Form 8-K (File No. 001-35904), filed on May 5, 2015.

(2)
This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.